Form 10-Q
period 2019-11-30
Nowtransit Inc
filed 2020-02-13
CIK 1784440

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Mark One

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2019

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-234487

NOWTRANSIT INC

(Exact name of registrant as specified in its charter)

Nevada	7374	EIN 98-1498782
(State or other jurisdiction of incorporation or Organization)	(Primary Standard Industrial Classification Code Number)	(IRS Employer Identification Number)

Manchester

20, Ayres Road

England, M16 9NB

+441618841268

ivan.homici@protonmail.com

(Address, including zip code, and telephone number,

including area code, of registrant’s principal executive offices)

Incorp Services, Inc

3773 Howard Hughes Parkway Suite 500 S

Las Vegas, NV 89169-6014

+1 (702) 866-2500

(Name, address and telephone number of agent for service)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No[_]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting Company, or an emerging growth Company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting Company”, and “emerging growth Company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting Company	☑
Emerging growth Company	☑

If an emerging growth Company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [X]

Indicate by checkmark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [_]

Applicable Only to Corporate Registrants Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the practicable date:

Class	Outstanding as of February 14, 2020
Common Stock: $0.001	2,800,000

i

PART I. FINANCIAL INFORMATION

NOWTRANSIT INC

Balance Sheets

(Unaudited)

	November 30, 2019	August 31, 2019
ASSETS

Current Assets:
Deferred Offering Costs	$8,015	$1,900

Total Assets	$8,015	$1,900

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Director Loan	$6,115	$–
Total Liabilities	6,115	–

Stockholder’s Equity
Common stock, par value $0.0001; 75,000,000 shares authorized, 2,800,000 shares issued and outstanding	280	280
Additional paid-in capital	2,520	2,520
Accumulated deficit	(900)	(900)
Total Stockholder’s Equity	1,900	1,900

Total Liabilities and Stockholder’s Equity	$8,015	$1,900

The accompanying notes are an integral part of these financial statements.

NOWTRANSIT INC

STATEMENT OF OPERATIONS

(Unaudited)

Three months ending November 30, 2019

Revenue	$–

General and administrative expenses	–

Net Loss from operations	–

Provision for income taxes	–

Net Loss	$–

Net Loss per common share:
Basic and Diluted	$(0.00)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	2,800,000

The accompanying notes are an integral part of these financial statements.

4

NOWTRANSIT INC

Statement of Changes in Stockholder’s Equity

ended November 30, 2019 (unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Equity

Balance at August 31, 2019	2,800,000	$280	$2,520	$(900)	$1,900

Net loss for the period ended November 30, 2019	–	–	–	–	–

Balance at November 30, 2019	2,800,000	$280	$2,520	$(900)	$1,900

The accompanying notes are an integral part of these financial statements.

NOWTRANSIT INC

STATEMENT OF CASH FLOWS

(unaudited)

Three months ended November 30, 2019
Cash Flows from Operating Activities:
Net loss	$–
Changes in operating assets and liabilities
Deferred Offering Costs	(6,115)
Net cash used in operating activities	$(6,115)

Financing Activities
Proceeds from director loan	6,115
Net cash provided by financing activities	6,115

Net increase in cash and equivalents	–

Cash and equivalents at beginning of the period	–

Cash and equivalents at end of the period	$–

Supplemental cash flow information:
Interest paid	$–
Income taxes paid	$–

The accompanying notes are an integral part of these financial statements.

NOWTRANSIT INC

Notes to the Financial Statements

November 30, 2019

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

NOWTRANSIT INC (“the Company,”, “we,” “us” or “our”) was incorporated in the State of Nevada on July 8, 2019. We just recently started our operations. NOWTRANSIT INC will be an online platform service, matching people with items to be sent with drivers already headed in that direction. Senders can use this service to send documents, items and parcels from one city to another city or virtually anywhere else a match can be found. We will not hire any drivers for our Company. Drivers will be deemed to be occasional independent contractors meaning the person driving from city A to city B is willing to earn some money by picking up and delivering an item from city A to city B. The Company will serve as an online matching service and nothing more. Once matched, the Company will have no further involvement in the transaction between sender and driver. We intend for this service to be provided in North America and Europe.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $900 as of November 30, 2019. The Company currently has losses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 – COMMON STOCK

The Company has 75,000,000, $0.0001 par value shares of voting common stock authorized.

As of November 30, 2019 the Company had 2,800,000 shares issued and outstanding.

Common Stock

All shares of common stock have voting rights and are identical. All holders of shares of common stock shall at every meeting of the stockholders be entitled to one vote for each share of the capital stock held by such stockholder.

Note 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with GAAP. The Company’s year end is August 31.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Deferred Offering Costs

Financial Accounting Standard Board Accounting (“FASB”)Standards Codification( “ASC”) number 340-10-S99-1, “Other Assets and Deferred Costs” allows specific incremental costs directly related to securities offerings to be deferred and charged against the gross proceed of the offering. The Company defers applicable syndication expenses based on this criteria. The Company will write off all deferred offering costs if a securities offering is aborted.

Fair Value of Financial Instruments

(“FASB”) (“ASC”) Topic 820 "Fair Value Measurement" defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The standards apply to recurring and nonrecurring fair value measurements of financial and non-financial assets and liabilities. The Company determines the fair values of its assets and liabilities based on a fair value hierarchy that includes three levels of inputs that may be used to measure fair value.

For The three levels are defined as follows:

Level 1:	defined as observable inputs such as quoted prices in active markets;
Level 2:	defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
Level 3:	defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Due to its short-term nature, the carrying value of deferred offering costs approximated fair value at November 30, 2019.

Income Taxes

The Company is a C Corporation under the Internal Revenue Code and a similar section of the state code.

All income tax amounts reflect the use of the liability method under accounting for income taxes. Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes arising primarily from differences between financial and tax reporting purposes. Current year expense represents the amount of income taxes paid, payable or refundable for the period.

Deferred income taxes, net of appropriate valuation allowances, are determined using the tax rates expected to be in effect when the taxes are actually paid. Valuation allowances are recorded against deferred tax assets when it is more likely than not that such assets will not be realized. When an uncertain tax position meets the more likely than not recognition threshold, the position is measured to determine the amount of benefit or expense to recognize in the financial statements.

The Company’s income tax returns are subject to review and examination by federal, state and local governmental authorities. As of November 30, 2019, there is no year open to examination with federal, state and local governmental authorities. To the extent penalties and interest are incurred through an examination, they would be included in the income tax section of the statement of operations and comprehensive loss.

Basic Loss Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share.” Basic loss per share is computed by dividing net income (loss) available to common shareholder by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of November 30, 2019 and August 31, 2019 there were no potentially dilutive debt or equity instruments issued or outstanding.

Recent Accounting Pronouncements

We have reviewed all the recently-issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

Note 5 – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may become a party to litigation matters involving claims against it. At November 30, 2019, there are no current matters that would have a material effect on the Company’s financial position or results of operations.

Note 6 – RELATED PARTY TRANSACTIONS

The Company has received financing from the director of the Company to pay for the Company expenses. The director loan is unsecured, non-interest bearing and due on demand. The outstanding amount was $6,115 as of November 30, 2019.

Note 7 – SUBSEQUENT EVENTS

In accordance with FASB ASC Topic 855 “Subsequent Events,” the Company has analyzed its operations through the date the financial statements were issued, and there were no events to report.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Employees and Employment Agreements

At present, we have no employees other than our officer who is also the director. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any officers, directors or employees.

Results of Operation

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Months Periods Ended November 30, 2019:

During the three months period ended November 30, 2019 we have no revenues.

For the three months period ended November 30, 2019 operating expenses were $0.

Our net loss for the three months period ended November 30, 2019 was $0.

Liquidity and Capital Resources

At November 30, 2019 and August 31, 2019, we have no liquid assets. All financing for both period ends has been provided by the Company’s sole officer.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three months period ended November 30, 2019, net cash flows used in operating activities was $6,115.

Cash Flows from Investing Activities

We have not generated cash flows from investing activities for the three months period ended November 30, 2019

Cash Flows from Financing Activities

For the three months period ended November 30, 2019, net cash flows provided by financing activities was $6,115.

Plan of Operation and Funding

We expect that working capital requirements will be funded through a combination of director loans and issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholder. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. However, there is no guarantee that we will raise funding to commence operations and continue as a going concern.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

ITEM 4. CONTROLS AND PROCEDURES

As of November 30, 2019 (the “Evaluation Date”), the Company’s management evaluated, with participation of its principal executive officer, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15 of the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, the Company’s principal executive officer concluded that the Company’s disclosure controls and procedures were ineffective as of November 30, 2019.

Management assessed the effectiveness of its internal control over financial reporting as of the Evaluation Date based on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. The material weaknesses identified during management’s assessment were (i) a lack of sufficient internal accounting resources; and (ii) a lack of segregation of duties to ensure adequate review of financial statement preparation. In light of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting at the Evaluation Date.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

Item 6. Exhibits

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.
31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.
32	Section 1350 Certifications.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in Manchester, 20, Ayres Road, England, M16 9NB on February 13, 2020.

NOWTRANSIT INC

By: /s/ Ivan Homici
Name: Ivan Homici Title: President

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Signature	Title	Date

/s/ Ivan Homici
Ivan Homici	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)	February 13, 2020

