Form 10-Q
period 2020-02-29
Nowtransit Inc
filed 2020-04-14
CIK 1784440

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2020

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-234487

NOWTRANSIT INC.

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

Incorp Services, Inc.

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

Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting Company, or an emerging growth Company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting Company,” and “emerging growth Company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting Company	☑
Emerging growth Company	☑

If an emerging growth Company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [X]

Indicate by checkmark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [_]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the practicable date:

Class	Outstanding as of April 13, 2020
Common Stock: $0.0001 par value	3,878,000

PART I. FINANCIAL INFORMATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.

In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of February 29, 2020 and the results of operations and cash flows for the periods presented. The results of operations for the three and six months ended February 29, 2020 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Registration Statement on Form S-1/A for the period ended November 30, 2019 filed with the SEC on December 26, 2019.

NOWTRANSIT INC.

Balance Sheets

(Unaudited)

	February 29, 2020	August 31, 2019
ASSETS
Current Assets:
Cash	$2,624	$–
Deferred offering costs	5,315	1,900
Total Assets	$7,939	$1,900

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$1,750	$–
Director loan	6,215	–
Total Liabilities	$7,965	$–

Stockholders’ Equity (Deficit)
Common stock, par value $0.0001; 75,000,000 shares authorized, 3,070,000 and 2,800,000 shares issued and outstanding, respectively:	307	280
Additional paid-in capital	2,493	2,520
Accumulated deficit	(2,826)	(900)
Total Stockholders’ Equity (Deficit)	(26)	1,900

Total Liabilities and Stockholders’ Equity (Deficit)	$7,939	$1,900

The accompanying notes are an integral part of these financial statements.

NOWTRANSIT INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ending February 29, 2020	Six Months Ending February 29, 2020
Revenue	$–	$–

General and administrative expenses	1,926	1,926

Net loss from operations	(1,926)	(1,926)

Provision for income taxes	–	–

Net Loss	$(1,926)	$(1,926)

Net Loss per Common Share:
Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	2,903,667	2,851,833

The accompanying notes are an integral part of these financial statements.

NOWTRANSIT INC.

Statement of Changes in Stockholders’ Equity (Deficit)

Six Months Ending February 29, 2020

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholder's Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance at August 31, 2019	2,800,000	$280	$2,520	$(900)	$1,900

Net loss for the period ended August 31, 2019	–	–	–	–	–

Balance at November 30, 2019	2,800,000	$280	$2,520	$(900)	$1,900

Shares issued at $0.01 per share	270,000	27	2,673	–	2,700
Less: Accretion of deferred offering costs	–	–	(2,700)	–	(2,700)
Net loss for the period ended February 29, 2020	–	–	–	(1,926)	(1,926)

Balance at February 29, 2020	3,070,000	$307	$2,493	$(2,826)	$(26)

The accompanying notes are an integral part of these financial statements.

NOWTRANSIT INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

Six months ended February 29, 2020
Cash Flows from Operating Activities
Net loss	$(1,926)
Changes in operating assets and liabilities:
Increase in accounts payable	1,750
Net cash used in operating activities	(176)

Financing Activities
Payment of deferred offering costs	(6,115)
Proceeds from director loan	6,215
Proceeds from issuance of common stock	2,700
Net cash provided by financing activities	2,800

Net increase in cash and equivalents	2,624

Cash and equivalents at beginning of the period	–

Cash and equivalents at end of the period	$2,624

Supplemental cash flow information:
Interest paid	$–
Income taxes paid	$–

Schedule of non-cash investing and financing activities:
Accretion of deferred offering costs to additional paid-in capital	$2,700

The accompanying notes are an integral part of these financial statements.

NOWTRANSIT INC.

Notes to the Financial Statements

Six Months Ending February 29, 2019

(Unaudited)

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

NOWTRANSIT INC (“the Company,” “we,” “us” or “our”) was incorporated in the State of Nevada on July 8, 2019. NOWTRANSIT INC. will be an online platform service, matching people with items to be sent with drivers already headed in that direction. Senders can use this service to send documents, items and parcels from one city to another city or virtually anywhere else a match can be found. We will not hire any drivers for our Company. Drivers will be deemed to be occasional independent contractors meaning the person driving from city A to city B is willing to earn some money by picking up an item from city A and delivering it to city B. The Company will serve as an online matching service and nothing more. Once matched, the Company will have no further involvement in the transaction between sender and driver. We intend for this service to be provided in North America and Europe.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern.  The Company has an accumulated deficit of $2,826 as of February 29, 2019.  The Company currently has losses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 – COMMON STOCK

The Company has 75,000,000, $0.0001 par value shares of voting common stock authorized.

As of November 30, 2019 the Company had 2,800,000 shares issued and outstanding.

In January 2020, the Company issued 270,000 common shares at $0.01 per share for $2,700, which was fully offset by deferred offering costs of $2,700 (Note 4 Deferred Offering Costs).

As of February 29, 2020, there were 3,070,000 common shares issued and outstanding.

All shares of common stock have voting rights and are identical. All holders of shares of common stock shall at every meeting of the stockholders be entitled to one vote for each share of the capital stock held by such stockholder.

Note 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”). The Company’s year-end is August 31.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Deferred Offering Costs

Financial Accounting Standard Board Accounting (“FASB”) Standards Codification (“ASC”) number 340-10-S99-1, “Other Assets and Deferred Costs,” allows specific incremental costs directly related to securities offerings to be deferred and charged against the gross proceed of the offering. The Company defers applicable syndication expenses based on this criteria. The Company will write off all deferred offering costs if a securities offering is aborted.

During the six months ended February 29, 2020, the Company recorded $6,115 in deferred offering costs, of which $2,700 were offset against proceeds received from a stock issuance pursuant to the offering in January 2020 (Note 3). The Company had $5,315 and $1,900 in deferred offering costs at February 29, 2020 and August 31, 2019, respectively. Subsequent to February 29, 2020, additional deferred offering costs totaling $5,315 were offset against proceeds from stock issuances in March and April 2020 (Note 7).

Fair Value of Financial Instruments

FASB ASC Topic 820, "Fair Value Measurement," defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The standards apply to recurring and nonrecurring fair value measurements of financial and non-financial assets and liabilities. The Company determines the fair values of its assets and liabilities based on a fair value hierarchy that includes three levels of inputs that may be used to measure fair value.

For The three levels are defined as follows:

Level 1:	defined as observable inputs such as quoted prices in active markets;
Level 2:	defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
Level 3:	defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Due to its short-term nature, the carrying value of accounts payable approximated fair value at February 29, 2020.

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

The Company’s income tax returns are subject to review and examination by federal, state and local governmental authorities. As of February 29, 2019, there is no year open to examination with federal, state and local governmental authorities. To the extent penalties and interest are incurred through an examination, they would be included in the income tax section of the statement of operations and comprehensive loss.

Basic Loss Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share.” Basic loss per share is computed by dividing net income (loss) available to common shareholder by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of February 29, 2020 and August 31, 2019 there were no potentially dilutive debt or equity instruments issued or outstanding.

Recent Accounting Pronouncements

We have reviewed all the recently-issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

Note 5– COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may become a party to litigation matters involving claims against it. At February 29, 2020, there are no current matters that would have a material effect on the Company’s financial position or results of operations.

Note 6 – RELATED PARTY TRANSACTIONS

During the six months ended February 29, 2010, the Company received $6,215 in financing from the director of the Company to pay for the Company’s expenses. The director loan is unsecured, non-interest bearing and due on demand.

Note 7 – SUBSEQUENT EVENTS

In accordance with FASB ASC Topic 855 “Subsequent Events,” the Company has analyzed its operations through the date the financial statements were issued with the following events to report:

During the months of March and April 2020, the Company issued 808,000 shares of common stock at $.01 per share for proceeds of $8,080, of which $5,315 was offset by deferred offering costs (Note 4 Deferred Offering Costs).

The extent of the impact of the coronavirus ("COVID-19") outbreak on the financial performance of the Company will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions and the impact of COVID-19 on the overall economy, all of which are highly uncertain and cannot be predicted. If the overall economy is impacted for an extended period, the Company’s future operating results may be materially adversely affected.

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

Three and Six Months Periods Ended February 29, 2020:

During the three and six months ended February 29, 2020, we had no revenues.

For the three and six months ended February 29, 2020, operating expenses were $1,926. Operating expenses consist primarily of accounting professional services fees.

Liquidity and Capital Resources

At February 29, 2020 and August 31, 2019, we had $2,624 and $0, respectively, in cash. Financing for both period ends has been provided by loans from the Company’s sole officer/director and the issuance of common stock.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities since our inception. For the six months ended February 29, 2020, net cash flows used in operating activities was $176, consisting of a net loss of $1,926, adjusted by an increase in accounts payable of $1,750.

Cash Flows from Investing Activities

We did not engage in any investing activities during the six months ended February 29, 2020

Cash Flows from Financing Activities

For the six months ended February 29, 2020, net cash flows provided by financing activities was $2,800, consisting of a director loan of $6,215, issuance of common stock for $2,700, and payment of deferred offering costs of $6,115.

Plan of Operation and Funding

We expect that working capital requirements will be funded through a combination of director loans and issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances, and anticipated cash flow are expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with a start-up business; and (ii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholder. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of February 29, 2020 (the “Evaluation Date”), the Company’s management evaluated, with participation of its principal executive officer, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15 of the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, the Company’s principal executive officer concluded that the Company’s disclosure controls and procedures were ineffective as of February 29, 2020.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in Manchester, 20, Ayres Road, England, M16 9NB on April 14, 2020.

NOWTRANSIT INC.

By: /s/ Ivan Homici
Name: Ivan Homici Title: President

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Signature	Title	Date

/s/ Ivan Homici
Ivan Homici	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)	April 14, 2020

