Form 10-Q
period 2020-05-31
Nowtransit Inc
filed 2020-07-13
CIK 1784440

Table of Contents

Registration No. 333-234487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Mark One

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2020

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

Indicate by checkmark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [_]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the practicable date:

Class	Outstanding as of July 13, 2020
Common Stock: $0.0001 par value	5,461,500

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

In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of May 31, 2020 and the results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended May 31, 2020 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Registration Statement on Form S-1/A for the period ended November 30, 2019 filed with the SEC on December 26, 2019.

NOWTRANSIT INC

Balance Sheets

(Unaudited)

ASSETS	May 31, 2020	August 31, 2019
Current Assets:
Cash	$22,874	–
Deferred Offering Costs	–	1,900
Total Assets	$22,874	$1,900

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:
Third party loan	$760	$–
Director loan	6,401	–

Total Liabilities	7,161	–

Stockholders’ Equity
Common stock, par value $0.0001; 75,000,000 shares authorized, 5,461,500 and 2,800,000 shares issued and outstanding respectively;	546	280
Additional paid in capital	20,854	2,520
Accumulated deficit	(5,687)	(900)
Total Stockholders’ Equity	15,713	1,900

Total Liabilities and Stockholders’ Equity	$22,874	$1,900

The accompanying notes are an integral part of these financial statements.

.

NOWTRANSIT INC

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended May 31, 2020	Nine Months Ended May 31, 2020

REVENUES	$–	$–
General and administrative expenses	2,861	4,787

Net loss from operations	(2,861)	(4,787)

Provision for taxes	–	–

Net Loss	$(2,861)	$(4,787)

NET LOSS PER COMMON SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,062,621	3,257,997

The accompanying notes are an integral part of these financial statements.

NOWTRANSIT INC

STATEMENT OF STOCKHOLDERS’ EQUITY

Nine Months Ended May 31, 2020

(Unaudited)

	Shares	Amount	Capital	Deficit	Equity

Balance, August 31, 2019	2,800,000	$280	$2,520	$(900)	$1,900

Net loss for the period ended November 30, 2019	–	–	–	–	–

Balance at November 30, 2019	2,800,000	280	2,520	(900)	1,900

Shares issued at $0.01 per share	270,000	27	2,673	–	2,700
Less: Accretion of deferred offering costs	–		(2,700)	–	(2,700)
Net loss for the period ended February 29, 2020	–	–	–	(1,926)	(1,926)

Balance at February 29, 2020	3,070,000	307	2,493	(2,826)	(26)

Shares issued at $0.01	2,391,500	239	23,676	–	23,915
Less Accretion of deferred offering costs	–	–	(5,315)	–	(5,315)
Net loss for the period ended May 31, 2020	–	–	–	(2,861)	(2,861)

Balance at May 31, 2020	5,461,500	$546	$20,854	$(5,687)	$15,713

The accompanying notes are an integral part of these financial statements.

NOWTRANSIT INC

STATEMENTS OF CASH FLOWS

(Unaudited)

Nine months period ended May 31, 2020
Cash Flows from Operating Activities
Net loss	$(4,787)
Changes in operating assets and liabilities:
Payment to Deferred Offering Costs	–
Net cash used in operating activities	(4,787)
Financing Activities
Proceeds from sale of capital stock	26,615
Proceeds from borrowing third party	760
Proceeds from Director loan	6,401
Capitalized deferred offering costs	(6,115)
Net cash provided by financing activities	27,661
Net Cash increase for the period	22,874
Cash and equivalents at beginning of the period	–
Cash and equivalents at end of the period	$22,874

Supplemental cash flow information:
Interest	$–
Taxes	$–

Schedule of Non-Cash investing and financing activities:
Accretion of deferred offering costs to additional paid-in capital	$8,015

The accompanying notes are an integral part of these financial statements.

.

NOWTRANSIT INC

Notes to the Financial Statements

Nine Months Ended May 31, 2020

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $5,687 as of May 31, 2020.  The Company currently has losses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 – COMMON STOCK

The Company has 75,000,000, $0.0001 par value shares of voting common stock authorized.

As of November 30, 2019 the Company had 2,800,000 shares issued and outstanding.

In January 2020, the Company issued 270,000 common shares at $0.01 per share for $2,700, which was fully offset by deferred offering costs of $2,700 (Note 4 Deferred Offering Costs).

In March, April, and May 2020 the Company had issued 2,391,500 common shares at $0.01 for $23,915, which was partially offset by deferred offering costs of $5,315 (1,900 of which were already outstanding at November 30, 2019) (See Note 4 Deferred Offering Costs).

As of May 31, 2020, there were 5,461,500 common shares issued and outstanding.

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

During the nine months ended May 31, 2020, the Company recorded $6,115 in deferred offering costs, all which were offset against proceeds received from a stock issuance pursuant to the offering in January 2020 (Note 3).

The Company had $0 and $1,900 in deferred offering costs at May 31, 2020 and August 31, 2019, respectively.

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

Due to its short-term nature, the carrying value of cash, third party and director’s loans approximated fair value at May 31, 2020.

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

The Company’s income tax returns are subject to review and examination by federal, state and local governmental authorities. As of May 31, 2020, there is no year open to examination with federal, state and local governmental authorities. To the extent penalties and interest are incurred through an examination, they would be included in the income tax section of the statement of operations and comprehensive loss.

Basic Loss Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share.” Basic loss per share is computed by dividing net income (loss) available to common shareholder by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of May 31, 2020 and August 31, 2019 there were no potentially dilutive debt or equity instruments issued or outstanding.

Recent Accounting Pronouncements

We have reviewed all the recently-issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

Note 5– COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may become a party to litigation matters involving claims against it. At May 31, 2020, there are no current matters that would have a material effect on the Company’s financial position or results of operations.

Note 6 – RELATED PARTY TRANSACTIONS

During the nine months ended May 31, 2020, the Company received $6,401 in financing from the director of the Company to pay for the Company’s expenses. The director loan is unsecured, non-interest bearing and due on demand.

Note 7 – THIRD PARTY LOAN

On May 6, 2020, Nowtransit Inc.(the "Borrower"), located at 20 Ayres Road, Manchester, England, M16 9NB, hereby promises to pay to the order of Aleksandra Abdulgazijeva, (the "Lender"), located at Maskavas 84-9, Riga, Latvia, LV-1003 the principal amount of $760. The loan is without interest and payable upon demand.

The Borrower has the right to prepay all or any part of the principal amount of this Loan, at any time without prepayment penalty or premium of any kind.

Note 8 – SUBSEQUENT EVENTS

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

Three and Nine Months Periods Ended May 31, 2020:

During the three and nine months ended May 31, 2020, we had no revenues.

For the three and nine months ended May 31, 2020, operating expenses were $2,861 and $4,787 respectively. Operating expenses consist primarily of accounting professional services fees and bank fees.

Liquidity and Capital Resources

At May 31, 2020 and August 31, 2019, we had $22,874 and $0, respectively, in cash. Financing for both period ends has been provided by loans from the Company’s sole officer/director, a third party and the issuance of common stock.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities since our inception. For the nine months ended May 31, 2020, net cash flows used in operating activities was $(4,787), consisting of a net loss of $4,787.

Cash Flows from Investing Activities

We did not engage in any investing activities during the nine months ended May 31, 2020

Cash Flows from Financing Activities

For the nine months ended May 31, 2020, net cash flows provided by financing activities was $27,661 consisting of a director loan of $6,401, issuance of common stock for net proceeds of 20,500, and third party loan of $ 760, and payment of Deferred Offering Costs of 6,115, proceeds from issuance of common stock of 2,700 to pay for company expenses

Plan of Operation and Funding

We expect that working capital requirements will be funded through a combination of director loans and issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with a start-up business; and (ii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholder. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our director, although no future arrangement for additional loans has been made. We do not have any agreements with our director concerning these loans. We do not have any arrangements in place for any future equity financing.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of May 31, 2020 (the “Evaluation Date”), the Company’s management evaluated, with participation of its principal executive officer, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15 of the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, the Company’s principal executive officer concluded that the Company’s disclosure controls and procedures were ineffective as of May 31, 2020.

Changes in Internal control Over Financial Reporting

There were no changes, in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended May 31, 2020 that have materially affected, or a reasonably likely to materially affect, our internal controls over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in Manchester, 20, Ayres Road, England, M16 9NB on July 13, 2020.

NOWTRANSIT INC

By: /s/ Ivan Homici
Name: Ivan Homici Title: President

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Signature	Title	Date

/s/ Ivan Homici
Ivan Homici	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)	July 13, 2020

