Form 10-K
period 2020-08-31
Nowtransit Inc
filed 2020-11-25
CIK 1784440

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

Mark One

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2020

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-234487

NOWTRANSIT INC
 (Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	7374 (Primary Standard Industrial Classification Number)	EIN 98-1498782 (IRS Employer Identification Number)

Manchester

20, Ayres Road

England, M16 9NB

+441618841268

ivan.homici@protonmail.com

(Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common, par value $0.0001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes [_] No[X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act Yes [_] No[X]

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X ] No[_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of "large accelerated filer," "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the exchange act. [X ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X ] No   [_]

Class	Outstanding as of November 24, 2020
Common Stock: $0.0001 par value	5,461,500

The aggregate market value of the registrant's Common Stock held by non-affiliates on February 29, 2020, the last business day of the registrant's most recently completed second quarter, was $0.00.

i

PART I

Item 1. Description of Business

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

General Information

Nowtransit Inc will be an online platform service, matching people with items to be sent with drivers already headed in that direction. Senders can use this service to send documents, items, parcels, from one city to another city or virtually anywhere else a match can be found. We will not hire any drivers for our company. Drivers will be deemed to be occasional independent contractors meaning the person driving from city A to city B is willing to earn some money by picking up and delivering an item from city A to city B. The Company will serve as an online matching service and nothing more. Once matched, the Company will have no further involvement in the transaction between sender and driver.

Our source of operating revenue will be commissions from customers/senders payments to drivers. If funding for our plan of operation is $25,000 then our burn rate will be approximately $2,083 per month.

We have never been a party to any bankruptcy, receivership or similar proceeding, nor have we undergone any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets not in the ordinary course of business.

We have yet to commence operations. As of the date of this filing we have had only limited start-up operations and have not generated revenues. We will not be profitable until we derive sufficient revenues and cash flows from commissions for our services. We believe that, if we obtain the proceeds from this offering and borrow any additional necessary funds from Mr. Ivan Homici, we will be able to conduct business pursuant to our business plan.

Our administrative office is located Manchester, 20, Ayres Road, England, M16 9NB.Our fiscal year end is August 31.

Business Overview

We hope to create an easy internet based platform to match senders and drivers to make one-to-one deliveries of items at a reasonable cost and with minimal environmental impact. The Founder, Mr. Homici, recognized that people are constantly driving from one place to another, for business, for pleasure or to visit. Usually these trips include space in the car or truck to transport additional items or packages. Consequently, it appeared an opportunity would exist if anyone travelling could make some money by picking up an item from a sender and delivering it to the city or destination he/she is headed to. If we use that private capacity, people could save a lot of time needed for transferring delivery from one sorting facility to another, from one truck or plane to another truck or plane used by commercial carriers and have a private person perform the same service much like Uber or Lyft have done in the personal transportation field. Also our future service is designed to reduce the cost of such delivery.

The driver making the delivery gets paid a fee he/she can use to cover the cost of gas for the trip. Unlike a standard courier service, our company will make the most sense to use when a private driver is already going somewhere. This could result in not burning extra fuel and helps make it much more affordable.

Our service will also eliminate the need for packaging. Unlike regular mail or commercial service courier (ie UPS, FedEx) it's not going to have to bounce through four-five trucks and an airplane to get there. It's going to sit in a private vehicle safely in someone’s backseat or trunk. This could reduce the usage of packaging materials by at least 80%.

The concept is relatively simple. Customers who want to send a parcel or any other item will register on our website with customer’s debit or credit card. The drivers will register with debit/credit cards and will go through our process of verification. The driver profile on social media (Facebook for example) will allow him/her to become a registered driver with our system. The sender must verify his/her phone number and email. In some cases we might ask for a customer’s government issued ID. Also the driver will upload his/her picture on a profile page along with his/her vehicle make, model, year of manufacture and license plate. We hope our process of registration will eliminate or significantly reduce the possibility of items being stolen. Clients could be any business, florist, dentist, tailor, online shop, etc. Clients also can be a private person sending their personal articles.

Next step for sender will be entering the details of delivery: pick up time and location, delivery time and location, size and what is exactly being delivered. Available drivers with their time and travel information will appear on our web site platform. The sender will see the profile of the driver (rating, review of his/her previous deliveries with customers’ feedback). Once the driver is selected the sender will get the driver account contact information. The sender will message a price offer for delivery from his/her account to the driver’s account. The driver will get sender’s phone number once he/she accepted a price for delivery. At the time of picking up, the driver will update the tracking system on our platform as “Picked up”. This will trigger a text massage to be sent to the receiver with a verification code. The sender and receiver will be able to track the driver. On arrival, the driver will hand over the delivered item to the receiver who will give him/her the verification code. The driver will update status of delivery as ‘Delivered” and enter the verification code. This entry will trigger an invoice to be generated and the cost of delivery will be deducted from the sender’s card and credited to the driver’s account. The sender and the driver can rate and review each other. Our Company will retain 10-20% from the paid delivery and allocate the rest to the driver.

Also, we are going to offer the same business model for freight transportation. We will connect shippers, freight brokers, trucking companies and individual truck drivers with empty or partially empty vehicles. Our website platform will help commercial truck drivers find additional freight they can pick-up and deliver while on the go. We will charge 20 percent of a total commercial transaction.  By developing a solution for commercial transportation we can help trucks make each trip more efficiently and less expensively. This way we can lower prices, shorten delivery times, and even reduce air pollution because trucks would take less empty trips. The trackers will be able to utilize extra space on their trucks in real time, less deadhead miles.

The sender benefits

The senders can use this service to send documents, items, parcels, from one city to another city. Using the drivers already heading to a delivery city will result in a faster, easier, eco-friendly delivery service. We hope in most cases our delivery will be cheaper than delivery with a regular carrier. In some cases regular carriers can not accept oversized items or it will be extremely expensive to mail it by regular post office or DHL, FedEx, etc. We hope that our future service will provide more flexibility and convenience to the sender.

The driver benefits

The driver can make spare money on his/her trip from city A to city B. On our future website we will have ’tips option’ to pay. Satisfied senders will have an option to pay a tip to the driver if they were satisfied with the delivery service.

Company website and mobile phone application.

Our main website page will consist of a description of our services and a registration form to fill out for drivers and senders. Our website will also provide contact information about our company and a forum for drivers and senders to comment on their experiences with our service. Currently we have registered the domain http://nowtransitinc.com/. Customers with computer access will order delivery via our website. Customers will have an option to download our mobile phone application on the customer’s mobile phones as well.

Marketing

First step to promote our services will be creation of a simple one-two pages micro website . This will showcase our app to the web audience. We will create a blog and attach it to our microsite. We will hire individuals to write interesting content that will draw potential people to our website. Next we will use social media such as Twitter, Facebook, Google+ and LinkedIn to market our service. When we create a promotional video telling the story people can identify with us. Management will contact bloggers who write on our online service niche and ask to review our service and application. We might publish on iTunes and podcast on our website. We are going to use different websites and applications to advertise our services: Snapchat, Path, Pinterest, etc. Placing six-second “how-to” on Vine.co will be useful for our promotion. Promoting our blog posts on Dubbler with 60-second audios on social networks will draw some interest to our blog and website. Also we will run a contest to encourage people to tweet and share content on their social networks promoting our services. We will offer promotion pricing and reduce our fee from time to time.

Competition

We compete against a number of companies, most of which have substantially greater resources than we do. The online shipping business is characterized by vigorous competition throughout the world. Brand recognition, advertising, promotion, quality, performance, availability and price are some of the factors that impact consumers’ choices among online shipping services. Biggest multinational competitors engaged in the online shipping business are: Uber, Lyft.

When someone is using Uber and Lyft, he/she is essentially summoning the drivers to come somewhere they weren't already going, to take delivery somewhere the drivers also weren't already going. We thing this might be our cost advantage against companies like Uber, Lyft. Also, we will concentrate from city to city delivery while our biggest competitors concentrate on inner city delivery.

Agreement

Currently we have no agreements.

Patents and Trademarks

At the present we do not have any patents or trademarks.

Research and Development Activities

Other than time spent researching our proposed business, we have not spent any funds on research and development activities to date.

Environmental Laws

Our operations are not subject to any environmental laws.

Description of Property

We do not own any real property.

Funding permitting, we intend to establish an office elsewhere but have not identified a location as of the date of this Prospectus.

Legal Proceedings

We are not currently a party to any legal proceedings nor are we aware of any action that has been threatened.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2. Description of Property

Our principal place of business is located Manchester 20, Ayres Road England M16 9NB. The office space is provided by the Company director at no charge to the Company.

We believe that these facilities are adequate for our current needs. We do not own any real estate.

Item 3. Legal Proceedings

We are not currently a party in any legal proceeding or governmental regulatory proceeding nor are we currently aware of any pending or potential legal proceeding or governmental regulatory proceeding proposed to be initiated against us that would have a material adverse effect on us or our business.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is no “established trading market” for our shares of common stock. Our common stock is currently not quoted as of August 31, 2020.

Number of Holders

As of August 31, 2020, 5,461,500 shares of our common stock were issued and outstanding, which were held by 29 stockholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the year ended August 31, 2020 and the period of July 8 (“Inception”) through August 31, 2019. We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Item 6. Selected Financial Data

Consistent with the rules applicable to “smaller reporting entities”, we have omitted he information required by Item 6.

Item 7. Management Discussion and Results of Operations

Overview

Nowtransit Inc (“we,” “our” or the “Company”) was incorporated in the State of Nevada on July 08, 2019. To date we have not generated revenue from our business operations. Furthermore, as we are still in the early stages of developing our business and expect to operate at a loss as we grow our business. There is little historical financial information about our Company upon which to base an evaluation of our performance or to make a decision regarding an investment in our shares. We cannot guarantee that we will be successful in our business operations or that we will achieve significant, if any, level of market acceptance for our proposed business operations and products. Our business could be subject to any or all of the problems, expenses, delays and risks inherent in the establishment of a new business enterprise, including limited capital resources, possible changes in consumer interest, possible cost overruns due to price and cost increases in services we require.

We have never been subject to any bankruptcy proceeding. Our principal place of business are located Manchester, 20, Ayres Road, England, M16 9NB. Our phone number is +441618841268.

PENNY STOCK RULES

The Securities and Exchange Commission has also adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

A purchaser is purchasing penny stock which limits the ability to sell the stock. The shares offered by this prospectus constitute penny stock under the Securities and Exchange Act. The shares will remain penny stocks for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document, which:

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.  These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.

REPORTS

We are subject to certain reporting requirements and will furnish annual financial reports to our stockholders, certified by our independent accountants, and will furnish un-audited quarterly financial reports in our quarterly reports filed electronically with the SEC. All reports and information filed by us can be found at the SEC website, www.sec.gov.

STOCK TRANSFER AGENT

Our stock transfer agent is Justeene Blankenship, Action Stock Transfer, 2469 E. Fort Union Blvd, Suite 214, Salt Lake City, UT 84121, (801) 274-1088 voice, (801) 274-1099 fax, jb@actionstocktransfer.com, www.actionstocktransfer.com.

Critical Accounting Policies and Estimates

Management’s discussion and analysis and results of operations are based upon our accompanying financial statements for the year ended August 31, 2020 and the period of inception on July 8, 2019 through August 31, 2019, which have been prepared in conformity with U.S. generally accepted accounting principles, or U.S. GAAP, and which requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Note 4. Summary of Significant Accounting Policies, to the financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, describes the significant accounting policies and methods used in the preparation of the Company’s financial statements. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. These estimates are the basis for our judgments about the carrying values of assets and liabilities, which in turn may impact our reported revenue and expenses. Our actual results could differ significantly from these estimates under different assumptions or conditions.

RESULTS OF OPERATIONS

We are a start-up corporation with limited operations and no revenues from our business operations. Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months. We do not anticipate that we will generate significant revenues until we have raised the funds necessary to conduct a marketing program. There is no assurance we will ever generate revenue even if we raise all necessary funds.

FISCAL YEAR ENDED August 31, 2020 COMPARED TO INCEPTION PERIOD ENDED August 31, 2019.

Our net loss for the fiscal year ended August 31, 2020 was $7,682 compared to a net loss of $900 during the period from July 8, 2019 (Inception) to August 31, 2019; the Company has not generated any revenue in either periods.

Expenses incurred were general administrative expenses of $7,682 during fiscal year ended August 31, 2020 compared to $900 during the period from July 8, 2019 (Inception) to August 31, 2019.

The number of shares outstanding were 5,461,500 and 2,800,000 as of August 31, 2020 and 2019, respectively;

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2020, our total assets were $20,629 consisting of cash raised by loans and issuing common stock. As of August 31, 2019, our total assets were $1,900 in deferred offering costs.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities since inception. For the fiscal year ended August 31, 2020, net cash flows used in operating activities were $(7,682). Cash flows used in operating activities for the period from July 8, 2019 (Inception) to August 31, 2019 were $(2,800).

Cash Flows from Investing Activities

We have not engaged in any investing activities since our inception.

Cash Flows from Financing Activities

For the year ended August 31, 2020, net cash flows provided by financing activities was $28,311 consisting of a director loan of $7,051, issuance of common stock for net proceeds of 26,615, and third party loan of $ 760, and payment of deferred offering costs of 6,115. For the period from July 8, 2019 (Inception) through August 31, 2019, cash flows consisted of $2,800 received from common stock issuance.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

GOING CONCERN

There is no historical financial information about us upon which to base an evaluation of our performance. We are in start-up stage operations and have not generated any revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to commence, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Director and Stockholders of NOWTRANSIT INC.

Manchester, England

Opinion on the Financial Statements

We have audited the accompanying balance sheets of NOWTRANSIT INC (the “Company”) as of August 31, 2020 and 2019 and the related statements of operations, changes in stockholders’ equity, and cash flows for the year ended August 31, 2020 and the period of July 8, 2019 (inception) through August 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2020 and 2019, and the results of its operations and its cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the process of raising capital, has accumulated losses since inception, and has not generated revenue. This raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (“United States”) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Spiegel Accountancy Corp.

We have served as the Company’s auditor since 2019.

Pleasant Hill, California

November 25, 2020

NOWTRANSIT INC

BALANCE SHEETS

	As of August 31, 2020	As of August 31, 2019
ASSETS

CURRENT ASSETS:
Cash	$20,629	$–
Deferred offering costs	–	1,900
Total Assets	$20,629	$1,900

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Director loan	$7,051	$–
Loan	760	–
Total Liabilities	7,811	–

Stockholders’ Equity
Common stock, $0.0001 par value, 75,000,000 shares authorized; 5,461,500 and 2,800,000 shares issued and outstanding at August 31, 2020 and 2019, respectively	546	280
Additional paid-in-capital	20,854	2,520
Accumulated deficit	(8,582)	(900)
Total Stockholders’ Equity	12,818	1,900

Total Liabilities and Stockholders’ Equity	$20,629	$1,900

See accompanying notes, which are an integral part of these financial statements

NOWTRANSIT INC

STATEMENTS OF OPERATIONS

	Year ended August 31, 2020	Period of July 8, 2019 (Inception) to August 31, 2019

REVENUE	$–	$–

General and Administrative Expenses	7,682	900
TOTAL OPERATING EXPENSES	7,682	900

NET LOSS FROM OPERATIONS	(7,682)	(900)
PROVISION FOR INCOME TAXES	–	–

NET LOSS	$(7,682)	$(900)
NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,793,683	1,970,370

See accompanying notes, which are an integral part of these financial statements

NOWTRANSIT INC

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Inception, July 8, 2019 (Inception)	–	$–	$–	$–	$–

Common stock issued to related party for cash	2,800,000	280	2,520	–	2,800

Net loss for the period	–	–	–	(900)	(900)

Balance, August 31, 2019	2,800,000	$280	$2,520	$(900)	$1,900

Shares issued at $0.01 per share	2,661,500	266	26,349	–	26,615

Less: Accretion of deferred offering costs	–	–	(8,015)	–	(8,015)

Net loss for the year	–	–	–	(7,682)	(7,682)

Balance, August 31, 2020	5,461,500	$546	$20,854	$(8,582)	$12,818

See accompanying notes, which are an integral part of these financial statements

NOWTRANSIT INC

STATEMENTS OF CASH FLOWS

	For the year ended August 31, 2020	Period of July 8, 2019 (Inception) to August 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,682)	$(900)
Changes in operating assets and liabilities:
Deferred offering costs	–	(1,900)
CASH FLOWS USED IN OPERATING ACTIVITIES	(7,682)	(2,800)

CASH FLOWS FROM INVESTING ACTIVITIES	–	–

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of deferred offering costs	(6,115)	–
Proceeds from director loan	7,051	–
Proceeds from loan	760	–
Proceeds from issuance of common stock	26,615	2,800
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	28,311	2,800

Net increase in cash and equivalents	20,629	–
Cash and equivalents at beginning of the period	–	–
Cash and equivalents at end of the period	$20,629	$–
Supplemental cash flow information:
Cash paid for Interest	$–	$–
Cash paid for Income Taxes	$–	$–

Schedule of non-cash investing and financing activities:
Accretion of deferred offering costs to additional paid-in capital	$8,015	$–

See accompanying notes, which are an integral part of these financial statements

NOWTRANSIT INC

NOTES TO THE FINANCIAL STATEMENTS

For the year ended August 31, 2020 and Period of July 8, 2019 (Inception) to August 31, 2019

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $8,582 as of August 31, 2020, and $900 as of August 31, 2019.  The Company has losses of $7,682 for the year ended August 31, 2020, and $900 for the period July 8, 2019 through August 31, 2019, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

On July 24, 2019, the Company issued 2,800,000 common shares to its sole officer and director at $0.001 for $2,800.

During January through May 2020, the Company had issued 2,661,500 common shares to independent investors at $0.01 for $26,615, which was partially offset by capitalized offering costs of $8,015 (See Note 4 Deferred Offering Costs).

As of August 31, 2020 and 2019, there were 5,461,500 and 2,800,000 common shares issued and outstanding, respectively.

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

During the periods ending August 31, 2020 and 2019, the Company paid $6,115 and $1,900, respectively, in deferred offering costs.

The Company had $0 and $1,900 in deferred offering costs at August 31, 2020 and August 31, 2019, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity date of three months or less to be cash equivalents. The Company has $20,629 and $0 cash as of August 31, 2020 and 2019, and no cash equivalents.

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

Due to its short-term nature, the carrying value the director loan and third party loan approximated fair value at August 31, 2020 and 2019.

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

The Company’s income tax returns are subject to review and examination by federal, state and local governmental authorities. As of August 31, 2020, there is one year examination with federal, state and local governmental authorities.

Basic Loss Per Share

The Company computes loss per share in accordance with FASB ASC 260 “Earnings per Share.” Basic loss per share is computed by dividing net income (loss) available to common shareholder by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of August 31, 2020 and August 31, 2019 there were no potentially dilutive debt or equity instruments issued or outstanding.

Recent Accounting Pronouncements

We have reviewed all the recently-issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

NOTE 5 - CONCENTRATION OF CREDIT RISK AND OTHER RISKS AND UNCERTAINTIES

The Company maintains funds in a financial institution that is a member of the Federal Deposit Insurance Corporation. As such, funds are insured based on Federal Reserve limits. The Company has not experienced any losses in the past, and management believes it is not exposed to any significant credit risk on the current account balance. At times, the cash balance may exceed insured amounts.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may become a party to litigation matters involving claims against it. At August 31, 2020, there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the period July 8, 2019 (Inception) through August 31, 2019, the Company’s director received 2,800,000 in voting common stock for a cash contribution of $2,800.

During the year ended August 31, 2020 and the period July 8, 2019 (Inception) through August 31, 2019, the Company’s director provided office space to the Company at no charge.

During the year ended August 21, 2020, the Company received $7,051 in loans from the Company’s director to pay for the Company’s expenses. The director loan is unsecured, non-interest bearing and due on demand.

NOTE 8 – LOAN

On May 6, 2020, the Company entered into a loan agreement with a third party for $760. The loan is without interest and payable upon demand.

NOTE 9 – INCOME TAXES

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that a portion of the net deferred assets will not be realized. The ultimate realization of the net deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets at August 31, 2020 and the July 8, 2019 will not be realizable.

Accordingly, management has maintained a full valuation allowance against its net deferred tax assets at August 31, 2020 and 2019. The net change in the total valuation allowance for the periods ended August 31, 2020 and 2019 was an increase of $1,613 and $189, respectively.

At August 31, 2020 and 2019, we had federal and state net operating loss carryforwards of approximately $1,802 and $189, respectively.

The income tax benefit (provision) is comprised of the following:

	Year ended August 31, 2020	Period from July 8 (Inception) through August 31, 2019
Current:
Federal	$–	$–
State	$–	$–

A reconciliation of the United States statutory income tax rate to the effective income tax rate is as follows:

	Year ended August 31, 2020		Period from July 8 (Inception) through August 31, 2019
United States federal statutory rate	21.00%		21.00%
State taxes net of federal benefit	0.00%		0.00%
Valuation allowance	(21.00%	)	(21.00%	)
	0.00%		0.00%

Deferred tax assets consisted of the following:

	August 31, 2020	August 31, 2019

Net operating loss carryforward	$1,802	$189
Valuation allowance	(1,802)	(189)
Deferred tax assets after valuation allowance	$–	$–

NOTE 10 – SUBSEQUENT EVENTS

In accordance with FASB ASC Topic 855 “Subsequent Events,” the Company has analyzed its operations through the date the financial statements were issued and noted no items requiring disclosure.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2020 using the criteria established in “ Internal Control - Integrated Framework ” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013)("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of August 31, 2020, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We did not maintain appropriate cash controls – As of August 31, 2020, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.	We did not implement appropriate information technology controls – As at August 31, 2020, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of August 31, 2020 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of August 31, 2020, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

The name, address and position of our present officers and directors are set forth below:

Name and Address of Executive Officer and/or Director	Age	Position

Ivan Homici Manchester, 20, Ayres Road, England, M16 9NB	36	President, Secretary, Treasurer and Director

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

Item 11. Executive Compensation

Compensation of Executive Officers

The Company has not provided any compensation to its executive officer for the year ended August 31, 2020 or from July 8, 2019 (Inception) through August 31, 2020.

There are no current employment agreements between the company and its sole officer. There are no stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows the beneficial ownership of our common stock as of August 31, 2020 held by (i) each person known to us to be the beneficial owner of more than five percent (5%) of our common stock; (ii) each director; (iii) each executive officer; and (iv) all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting power and/or investment power with respect to the securities held.

The following table provides for percentage ownership assuming 546,461,500 shares of our common stock are issued and outstanding as of August 31, 2020. Unless otherwise indicated, the address of each beneficial holder of our common stock is our corporate address.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned	% of Shares of Common Stock Beneficially Owned
Ivan Homici	52,671,888	95.6%

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

During the period July 8, 2019 (Inception) through August 31, 2019, the Company’s director received 2,800,000 in voting common stock for a cash contribution of $2,800.

During the year ended August 31, 2020 and the period July 8, 2019 (Inception) through August 31, 2019, the Company’s director provided office space to the Company at no charge.

During the year ended August 21, 2020, the Company received $7,051 in loans from the Company’s director to pay for the Company’s expenses. The director loan is unsecured, non-interest bearing and due on demand.

Director Independence

We use the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship, which, in the opinion of the Company’s Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Under such definitions, our sole director cannot be considered an independent director.

Item 14. Principal Accountant Fees and Services

During fiscal year ended August 31, 2020, we incurred approximately $8,975 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the reviews of our financial statements for the year ended March 31, 2020.

PART IV

Item 15. Exhibits

Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nowtransit Inc
Dated: November 25, 2020	By: /s/ Ivan Homici Ivan Homici , Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

