Form 10-Q
period 2020-11-30
Nowtransit Inc
filed 2021-01-14
CIK 1784440

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2020

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

Indicate by checkmark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [_]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the practicable date:

Class	Outstanding as of January 13, 2021
Common Stock: $0.0001 par value	5,461,500

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOWTRANSIT INC

Balance Sheets

(Unaudited)

	November 30, 2020	August 31, 2020
ASSETS
Current Assets:	$20,051	$20,629
Cash
Total Assets	$20,051	$20,629

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Accrued Liabilities	$5,000	$–
Director loan	7,051	7,051
Loan	760	760

Total Liabilities	12,811	7,811

Stockholder’s Equity
Common stock, par value $0.0001; 75,000,000 shares authorized, 5,461,500 shares issued and outstanding	546	546
Additional paid-in capital	20,854	20,854
Accumulated deficit	(14,160)	(8,582)
Total Equity	7,240	12,818

Total Liabilities and Equity	$20,051	$20,629

See accompanying notes, which are an integral part of these financial statements

NOWTRANSIT INC

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ending November 30, 2020	Three months ending November 30, 2019

Revenue	$–	$–

General and administrative expenses	5,578	–

Total Operating Expenses	5,578	–

Net Loss from Operations	(5,578)	–

Net Loss	$(5,578)	$–

Net Loss per common share:
Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	5,461,500	2,800,000

See accompanying notes, which are an integral part of these financial statements

NOWTRANSIT INC

Statement of Changes in Equity

Three months ended November 30, 2020 and 2019

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, August 31, 2019	2,800,000	$280	$2,520	$(900)	1,900

Net loss for the quarter ended November 30, 2019	–	–	–	–	–

Balance, November 30, 2019	2,800,000	$280	$2,520	$(900)	$1,900

Shares issued at $0.01 per share	2,661,500	$266	$26,349	–	26,615
Less: Accretion of deferred offering costs	–	–	(8,015)	–	(8,015)
Net loss for the period ended August 31, 2020	–	–	–	(7,682)	(7,682)

Balance, August 31, 2020	5,461,500	$546	$20,854	$(8,582)	$12,818

Net loss for the quarter ended November 30, 2020	–	–		(5,578)	(5,578)

Balance, November 30, 2020	5,461,500	$546	$20,854	$(14,160)	$7,240

See accompanying notes, which are an integral part of these financial statements

NOWTRANSIT INC

STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended November 30, 2020	Three months ended November 30, 2019
Cash Flows from Operating Activities
Net loss	$(5,578)	$–
Changes in operating assets and liabilities
Accrued	5,000	–
Deferred	–	(6,115)
Net cash used in operating activities	(578)	(6,115)

Financing Activities
Proceeds from director loan	–	6,115
Net cash provided by financing activities	–	6,115

Net increase in cash and equivalents	(578)	–

Cash and equivalents at beginning of the period	20,629	–

Cash and equivalents at end of the period	$20,051	$–

Supplemental cash flow information:

Cash paid for Interest	$–	$–
Cash paid for Income taxes	$–	$–

See accompanying notes, which are an integral part of these financial statements

NOWTRANSIT INC

Notes to the Financial Statements

Three months ended November 30, 2020 (unaudited)

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern.  The Company has an accumulated deficit of $900 as of November 30, 2019 and $14,160 as of November 30, 2020.  The Company currently has losses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

On July 24, 2019 the Company issued 2,800,000 common shares to its sole officer and director at $0.001 for $2,800.

During January through May 2020, the Company had issued 2,661,500 common shares to independent investors at $0.01 for $26,615, which was partially offset by capitalized offering costs of $8,015.

As of November 30, 2020 and August 31, 2020 there were 5,461,500 common shares issued and outstanding.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity date of three months or less to be cash equivalents. The Company has $20,051 and $20,629 cash as of November 30, 2020 and August 31, 2020, and no cash equivalents.

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

Basic Loss Per Share

The Company computes loss per share in accordance with FASB ASC 260 “Earnings per Share.” Basic loss per share is computed by dividing net income (loss) available to common shareholder by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company had no potentially dilutive securities outstanding during the period presented.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may become a party to litigation matters involving claims against it. At November 30, 2020, there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 6 – LOAN

On May 6, 2020, the Company entered into a loan agreement with a third party for $760. The loan is without interest and payable upon demand.

NOTE 7- DIRECTOR LOAN

As of November 30, 2020 the Company owes to director $7,051. The loan is without interest and payable upon demand.

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

Three Months Periods Ended November 30, 2020 and 2019:

During the three months period ended November 30, 2020 and 2019 we have no revenues.

Our net loss for the three months period ended November 30, 2020 was $5,578 which consisted primarily of professional fees. Our net loss for the three months period ended November 30, 2019 was zero.

Liquidity and Capital Resources

At November 30, 2020 and August 31, 2020, we have cash $20,051 and $20,629, respectively provided by loans and the issuance of common stock.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three months period ended November 30, 2020, net cash flows used in operating activities was $578. We have not generated positive cash flows from operating activities, for the three months period ended November 30, 2019, net cash flows used in operating activities was $6,115.

Cash Flows from Investing Activities

We have not generated cash flows from investing activities for the three months period ended November 30, 2020 and 2019.

Cash Flows from Financing Activities

We have not generated cash flows provided by financing activities for the three months period ended November 30, 2020. We have generated positive cash flows provided by financing activities for the three months period ended November 30, 2019 of $6,115.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of November 30, 2020 (the “Evaluation Date”), the Company’s management evaluated, with participation of its principal executive officer, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15 of the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, the Company’s principal executive officer concluded that the Company’s disclosure controls and procedures were ineffective as of November 30, 2020.

Management assessed the effectiveness of its internal control over financial reporting as of the Evaluation Date based on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. The material weaknesses identified during management’s assessment were (i) a lack of sufficient internal accounting resources; and (ii) a lack of segregation of duties to ensure adequate review of financial statement preparation. In light of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting at the Evaluation Date. There were no changes in controls during the quarter ended November 30, 2020.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in Manchester, 20, Ayres Road, England, M16 9NB on January 13, 2021.

NOWTRANSIT INC

By: /s/ Ivan Homici
Name: Ivan Homici Title: President

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Signature	Title	Date

/s/ Ivan Homici
Ivan Homici	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)	January 13, 2021

