Form 10-Q
period 2021-02-28
Nowtransit Inc
filed 2021-04-13
CIK 1784440

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Incorp Services, Inc

3773 Howard Hughes Parkway Suite 500 S

Las Vegas, NV 89169-6014

+1 (702) 866-2500

 (Name, address and telephone number of agent for service)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	NOTR	N/A

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting Company, or an emerging growth Company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting Company”, and “emerging growth Company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting Company	☑
☑Emerging growth Company	☑

If an emerging growth Company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by checkmark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the practicable date:

Class	Outstanding as of April 12, 2021
Common Stock: $0.0001 par value	5,461,500

NOWTRANSIT INC

Balance Sheets

(Unaudited)

	February 28, 2021	August 31, 2020
ASSETS
Current Assets:
Cash	$2,383	$20,629
Total Assets	$2,383	$20,629
STOCKHOLDER’S EQUITY (DEFICIT)
Current Liabilities:
Director loan	$7,051	$7,051
Loan	760	760
Total Liabilities	7,811	7,811

Stockholder’s Equity (Deficit)
Common stock, par value $0.0001; 75,000,000 shares authorized, 5,461,500 shares issued and outstanding	546	546
Additional paid-in capital	20,854	20,854
Accumulated deficit	(26,828)	(8,582)
Total Stockholder’s Equity (Deficit)	(5,428)	12,818

Total Liabilities and Stockholder’s Equity (Deficit)	$2,383	$20,629

See accompanying notes, which are an integral part of these unaudited financial statements

NOWTRANSIT INC

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ending February 28, 2021	Three months ending February 28, 2020	Six months ending February 28, 2021	Six months ending February 28, 2020

Revenue	$–	$–	$–	$–

General and administrative expenses	12,668	1,926	18,246	1,926

Total Operating Expenses	12,668	1,926	18,246	1,926

Net Loss from Operations	(12,668)	(1,926)	(18,246)	(1,926)

Net Loss	$(12,668)	$(1,926)	$(18,246)	$(1,926)

Net Loss per common share:
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	5,461,500	2,903,667	5,461,500	2,851,833

See accompanying notes, which are an integral part of these unaudited financial statements

NOWTRANSIT INC

Statement of Changes in Stockholder’s Equity (Deficit)

Three and Six ended February 28, 2020 and 2019

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, August 31, 2019	2,800,000	$280	$2,520	$(900)	1,900
Net loss for the quarter ended August 31, 2019	–	–	–	–	–
Balance, August 31, 2019	2,800,000	$280	$2,520	$(900)	$1,900
Shares issued at $0.01 per share	2,661,500	$266	$26,349	–	26,615
Less: Accretion of deferred offering costs	–	–	(8,015)	–	(8,015)
Net loss for the period ended August 31, 2020	–	–	–	(7,682)	(7,682)
Balance, August 31, 2020	5,461,500	$546	$20,854	$(8,582)	$12,818

Net loss for the quarter ended November 30, 2020	–	–	–	(5,578)	(5,578)
Balance, November 30, 2020	5,461,500	$546	$20,854	$(14,160)	$7,240
Net loss for the quarter ended February 28, 2021	–	–	–	(12,668)	(12,668)
Balance, February 28, 2021	5,461,500	$546	$20,854	$(26,828)	$(5,428)

See accompanying notes, which are an integral part of these unaudited financial statements

NOWTRANSIT INC

STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended February 28, 2021	Six months ended February 28, 2020
Cash Flows from Operating Activities
Net loss	$(18,246)	$(1,926)
Changes in operating assets and liabilities
Increase in Accounts Payable	–	1,750
Net cash used in operating activities	(18,246)	(176)

Financing Activities
Payment of deferred offering costs	–	(6,115)
Proceeds from director loan	–	6,215
Proceeds from issuance of common stock	–	2,700
Net cash provided by financing activities	–	2,800

Net change in cash and equivalents	(18,246)	2,624

Cash and equivalents at beginning of the period	20,629	–

Cash and equivalents at end of the period	$2,383	$2,624

Supplemental cash flow information:

Cash paid for Interest	$–	$–
Cash paid for Income taxes	$–	$–
Schedule of non-cash investing and financing activities
Accretion of deferred offering costs to additional paid-in capital	$–	$2,700

See accompanying notes, which are an integral part of these unaudited financial statements

NOWTRANSIT INC

Notes to the Financial Statements

Six months ended February 28, 2021 (unaudited)

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

between sender and driver.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $8,582 as of August 31, 2020 and $26,828 as of February 28, 2021. The Company currently has losses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

As of February 28, 2021 and August 31, 2020 there were 5,461,500 common shares issued and outstanding.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity date of three months or less to be cash equivalents. The Company has $2,383 and $20,629 cash as of February 28, 2021 and August 31, 2020 respectively, and no cash equivalents.

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

Basic and Diluted Loss Per Share

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

NOTE 5 – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may become a party to litigation matters involving claims against it. At February 28, 2021, there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 6- DIRECTOR LOAN

On May 6, 2020, the Company entered into a loan agreement with a third party for $760. The loan is without interest and payable upon demand.

As of February 28, 2021 and August 31, 2020 the Company owes its director $7,051. The loan is without interest and payable upon demand.

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

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities as well as director loans.

Three and Six Months Periods Ended February 28, 2021 and 2020:

During the three and six months period ended February 28, 2021 and 2020 we have no revenues.

Our net loss for the three and six months period ended February 28, 2021 were $12,669 and $18,246 which consisted primarily of professional fees.

Our net loss for the three and six months period ended February 28, 2020 were $1,926 and $1,926 which consisted primarily of professional fees.

Liquidity and Capital Resources

At February 28, 2021 and August 31, 2020, we have cash $2,383 and $20,629, respectively provided by loans and the issuance of common stock.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six months period ended February 28, 2021, net cash flows used in operating activities was $18,246 consisting of net loss of $18,246. We have not generated positive cash flows from operating activities, for the six months period ended February 28, 2020, net cash flows used in operating activities was $176 consisting of net loss $1,926 and increase in accounts payable of $1,750.

Cash Flows from Investing Activities

We have not generated cash flows from investing activities for the six months ended February 28, 2021 and 2020.

Cash Flows from Financing Activities

We have not generated cash flows provided by financing activities for the six months period ended February 28, 2021. We have generated positive cash flows provided by financing activities for the six months period ended February 28, 2020 in the amount of $2,800.

Plan of Operation and Funding

We expect that working capital requirements will be funded through a combination of director loans and issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next Six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholder. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of February 28, 2021 (the “Evaluation Date”), the Company’s management evaluated, with participation of its principal executive officer, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15 of the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, the Company’s principal executive officer concluded that the Company’s disclosure controls and procedures were ineffective as of February 28, 2021.

Management assessed the effectiveness of its internal control over financial reporting as of the Evaluation Date based on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. The material weaknesses identified during management’s assessment were (i) a lack of sufficient internal accounting resources; and (ii) a lack of segregation of duties to ensure adequate review of financial statement preparation. In light of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting at the Evaluation Date. There were no changes in controls during the quarter ended February 28, 2021.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in Manchester, 20, Ayres Road, England, M16 9NB on April 12, 2021.

NOWTRANSIT INC

By: /s/ Ivan Homici
Name: Ivan Homici Title: President

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Signature	Title	Date

/s/ Ivan Homici
Ivan Homici	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)	April 12, 2021