Form 10-Q
period 2021-05-31
Nowtransit Inc
filed 2021-07-14
CIK 1784440

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2021

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

Yes ☒ No ☐

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

Indicate by checkmark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the practicable date:

Class	Outstanding as of July 12, 2021
Common Stock: $0.0001 par value	5,461,500

PART I. FINANCIAL INFORMATION

The accompanying unaudited interim financial statements are condensed and have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. While we believe that the disclosures presented herein are adequate and not misleading, these interim condensed financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended August 31, 2020 included our Form 10-K filed on November 25, 2020. Operating results for the interim period presented are not necessarily indicative of the results for the full year ended August 31, 2021.

ITEM 1. FINANCIAL STATEMENTS

NOWTRANSIT INC

Balance Sheets

(Unaudited)

	May 31, 2021	August 31, 2020
ASSETS

Current Assets:
Cash	$374	$20,629
Total Assets	$374	$20,629

STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Director loan	$8,251	$7,051
Loan	760	760
Total Liabilities	9,011	7,811

Stockholders’ Equity (Deficit)
Common stock, par value $0.0001; 75,000,000 shares authorized, 5,461,500 shares issued and outstanding	546	546
Additional paid-in capital	20,854	20,854
Accumulated deficit	(30,037)	(8,582
Total Stockholders’ Equity (Deficit)	(8,637)	12,818

Total Liabilities and Stockholders’ Equity (Deficit)	$374	$20,629

See accompanying notes, which are an integral part of these unaudited financial statements

NOWTRANSIT INC

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ending May 31, 2021	Three months ending May 31, 2020	Nine months ending May 31, 2021	Nine months ending May 31, 2020

Revenue	$–	$–	$–	$–

General and administrative expenses	3,209	2,861	21,455	4,787

Total Operating Expenses	(3,209)	(2,861)	(21,455)	(4,787)

Net Loss from Operations	(3,209)	(2,861)	(21,455)	(4,787)

Net Loss	$(3,209)	$(2,861)	$(21,455)	$(4,787)

Net Loss per common share: Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	5,461,500	4,062,621	5,461,500	3,257,997

See accompanying notes, which are an integral part of these unaudited financial statements

NOWTRANSIT INC

Statement of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Nine Months Ended May 31, 2020

Balance, August 31, 2019	2,800,000	$280	$2,520	$(900)	$1,900

Net loss for the three months ended November 30, 2019	–	–	–	–	–

Balance, November 30, 2019	2,800,000	$280	$2,520	$(900)	$1,900

Shares issued at $0.01 per share	270,000	27	2,673	–	2,700

Less: Accretion of deferred offering costs	–	–	(2,700)	–	(2,700)

Net loss for the three months ended February 29, 2020	–	–	–	(1,926)	(1,926)

Balance, February 29, 2020	3,070,000	$307	$2,493	$(2,826)	$(26)

Shares issued at $0.01 per share	2,391,500	239	23,676	–	23,915

Less: Accretion of deferred offering costs	–	–	(5,315)	–	(5,315)

Net loss for the period ended May 31, 2020	–	–	–	(2,861)	(2,861)

Balance, May 31, 2020	5,461,500	$546	$20,854	$(5,687)	$15,713

See accompanying notes, which are an integral part of these unaudited financial statements

NOWTRANSIT INC

Statement of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Nine Months Ended May 31, 2021

Balance, August 31, 2020	5,461,500	$546	$20,854	$(8,582)	$12,818

Net loss for the three months ended November 30, 2020	–	–	–	(5,578)	(5,578)

Balance, November 30, 2020	5,461,500	$546	$20,854	$(14,160)	$7,240

Loss for the three months ended February 28, 2021	–	–	–	(12,668)	(12,668)

Balance, February 28, 2021	5,461,500	$546	$20,854	$(26,828)	$(5,428)

Net loss for the three months ended May 31, 2021	–	–	–	(3,209)	(3,209)

Balance, May 31, 2021	5,461,500	$546	$20,854	$(30,037)	$(8,637)

See accompanying notes, which are an integral part of these unaudited financial statements

NOWTRANSIT INC

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended May 31, 2021	Nine months ended May 31, 2020
Cash Flows from Operating Activities
Net loss	$(21,455)	$(4,787)
Net cash used in operating activities	(21,455)	(4,787)

Financing Activities
Payment of deferred offering costs	–	(6,115)
Proceeds from director loan	1,200	6,401
Proceeds from borrowing third party	–	760
Proceeds from issuance of common stock	–	26,615
Net cash provided by financing activities	1,200	27,661

Net change in cash and equivalents	(20,255)	22,874

Cash and equivalents at beginning of the period	20,629	–

Cash and equivalents at end of the period	$374	$22,874

Supplemental cash flow information:
Cash paid for Interest	$–	$–
Cash paid for Income taxes	$–	$–

Schedule of non-cash investing and financing activities
Accretion of deferred offering costs to additional paid-in capital	$–	$8,015

See accompanying notes, which are an integral part of these unaudited financial statements

NOWTRANSIT INC

Notes to the Financial Statements

Three and Nine months ended May 31, 2021 and 2020 (unaudited)

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

between sender and driver.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $8,582 as of August 31, 2020 and $30,037 as of May 31, 2021. The Company currently has losses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

On April 2, 2021, the director transferred all of his 2,800,000 shares to a third party. This change did not impact the shares issued and outstanding at May 31, 2021.

As of May 31, 2021 and August 31, 2020 there were 5,461,500 common shares issued and outstanding.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity date of three months or less to be cash equivalents. The Company has $374 and $20,629 cash as of May 31, 2021 and August 31, 2020 respectively, and no cash equivalents.

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

As of May 31, 2021, fair values of cash, director loan, and loan approximate the carrying amount of these financial instruments due to their short maturity.

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

As of May 31, 2021, the Company has a full valuation allowance against its deferred tax assets.

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

NOTE 5 – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may become a party to litigation matters involving claims against it. At May 31, 2021, there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 6 – DIRECTOR LOAN

As of May 31, 2021 and August 31, 2020 the Company owes its director $8,251 and $7,051. During the nine months ended May 31, 2021 and 2020, the Company received $1,200 and $6,401, respectively, in loans from the director. The loans are without interest and payable upon demand.

NOTE 7 – LOAN

On May 6, 2020 the Company entered into a loan agreement with a third party for $760. The loan is without interest and payable upon demand.

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

Three and Nine Months Periods Ended May 31, 2021 and 2020:

During the three and nine months period ended May 31, 2021 and 2020 we have no revenues.

Our net loss for the three and nine month periods ended May 31, 2021 were $3,209 and $21,455, respectively, which consisted primarily of professional fees.

Our net loss for the three and nine month periods ended May 31, 2020 were $2,861 and $4,787, respectively, which consisted primarily of professional fees.

Liquidity and Capital Resources

At May 31, 2021 and August 31, 2020, we have cash $374 and $20,629, respectively provided by loans and the issuance of common stock.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine months ended May 31, 2021, net cash flows used in operating activities was $21,455 consisting of net loss of $21,455. For the nine months ended May 31, 2020, net cash flows used in operating activities was $4,787 consisting of net loss of $4,787.

Cash Flows from Investing Activities

We have not generated cash flows from investing activities for the nine months ended May 31, 2021 and 2020.

Cash Flows from Financing Activities

We have generated cash flows provided by financing activities for the nine months period ended May 31, 2021 in the amount of $1,200 from a director loan. We have generated positive cash flows provided by financing activities for the nine months period ended May 31, 2020 in the amount of $27,661 consisting of director loan, issuance of common stock, third party loan and payment of deferred offering costs.

Plan of Operation and Funding

We expect that working capital requirements will be funded through a combination of director loans and issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

There is no working capital, but rather a working capital deficit, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next Nine months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with a start-up business; and (ii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of May 31, 2021 (the “Evaluation Date”), the Company’s management evaluated, with participation of its principal executive officer, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15 of the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, the Company’s principal executive officer concluded that the Company’s disclosure controls and procedures were ineffective as of May 31, 2021.

Management assessed the effectiveness of its internal control over financial reporting as of the Evaluation Date based on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. The material weaknesses identified during management’s assessment were (i) a lack of sufficient internal accounting resources; and (ii) a lack of segregation of duties to ensure adequate review of financial statement preparation. In light of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting at the Evaluation Date. There were no changes in controls during the quarter ended May 31, 2021.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in Manchester, 20, Ayres Road, England, M16 9NB on July 14, 2021.

NOWTRANSIT INC

By: /s/ Ivan Homici
Name: Ivan Homici Title: President

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Signature	Title	Date

/s/ Ivan Homici
Ivan Homici	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)	July 14, 2021

