Form 10-Q
period 2021-11-30
Nowtransit Inc
filed 2022-01-14
CIK 1784440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2021

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the practicable date:

Class	Outstanding as of January 14, 2022
Common Stock: $0.0001 par value	5,461,500

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

While the information presented in the accompanying financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”). In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. These financial statements should be read in conjunction with the Company's August 31, 2021 audited financial statements and notes thereto. Operating results for the three months ended November 30, 2021 are not necessarily indicative of the results that can be expected for the year ending August 31, 2022.

NOWTRANSIT INC

BALANCE SHEETS

	November 30, 2021 (Unaudited)	August 31, 2021
ASSETS
Current assets
Cash	$96,134	$2,035
Prepaid expenses	-	4,279

Total Assets	96,134	6,314

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	3,284	-
Credit card payable	625	-
Accrued interest - related party	450	450
Due to related parties	2,893	2,893
Loan payable	8,713	8,713
Note payable - related party	7,050	7,050
Total liabilities	23,015	19,106

Stockholders' equity (deficit)
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; 1,000,000 designated Series A
Preferred stock, Series A; $0.0001 par value, 100,000 and 0 shares issued and outstanding at November 30, 2021 and August 31, 2021, respectively	10	-
Common stock, $0.0001 par value, 75,000,000 shares authorized, 5,461,500 shares issued and outstanding	546	546
Additional paid-in capital	120,844	20,854
Accumulated deficit	(48,281)	(34,192)
Total stockholders' equity (deficit)	73,119	(12,792)

Total liabilities and stockholders' equity (deficit)	$96,134	$6,314

See accompanying notes, which are an integral part of these unaudited financial statements.

NOWTRANSIT INC

STATEMENTS OF OPERATIONS

(Unaudited)

	For the	For the
	Three Months Ended	Three Months Ended
	November 30,	November 30,
	2021	2020

Revenue	$-	$-

General and administrative	14,089	5,578

Total operating expenses	14,089	5,578

Net Loss from Operations	(14,089)	(5,578)

Provision for Income Taxes	-	-

Net loss	$(14,089)	$(5,578)

Net loss per share – basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding - basic and diluted	5,461,500	5,461,500

See accompanying notes, which are an integral part of these unaudited financial statements.

NOWTRANSIT INC

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three Months Ended November 30, 2021 and 2020

							Total
					Additional		Stockholder’s
	Series A Preferred Stock		Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, August 31, 2020	-	-	5,461,500	$546	$20,854	$(8,582)	$12,818
Net loss for the quarter ended November 30, 2020			-	-	-	(5,578)	(5,578)
Balance, November 30, 2020 (unaudited)	-	$-	5,461,500	$546	$20,854	$(14,160)	$7,240

Balance, August 31, 2021	-	$-	5,461,500	$546	$20,854	$(34,192)	$(12,792)
Issuance of preferred stock for cash	100,000	$10	-	-	$99,990	-	$100,000
Net loss for the quarter ended November 30, 2021	-	-	-	-	-	(14,089)	(14,089)
Balance, November 30, 2021 (unaudited)	100,000	$10	5,461,500	$546	$120,844	$(48,281)	$73,119

See accompanying notes, which are an integral part of these unaudited financial statements.

NOWTRANSIT INC

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the	For the
	Three Months Ended	Three Months Ended
	November 30,	November 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,089)	$(5,578)

Changes in assets and liabilities:
Prepaid expenses	4,279	-
Credit card payable	625	-
Accrued expenses	-	5,000
Accounts payable	3,284	-
Net cash used in operating activities	(5,901)	(578)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of preferred stock	100,000	-
Net cash provided by financing activities	100,000	-

Net increase (decrease) in cash and cash equivalents	94,099	(578)

Cash at beginning of period	2,035	20,629

Cash at end of period	$96,134	$20,051

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes, which are an integral part of these unaudited financial statements.

NOWTRANSIT INC

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION AND BASIS OF PRESENTATION

Nowtransit Inc. (the “Company”, “us”, “we”) was incorporated in the State of Nevada on July 8, 2019. We have not generated any revenues, have minimal assets and have incurred losses since inception. We were formed to engage in the online delivery business, but in connection with the Change of Control described in the following paragraph, the Company has terminated its plans in the online delivery business. Since the Change of Control, we commenced seeking new business opportunities in the United States.

On April 2, 2021, Justin Earl purchased from the former sole officer Ivan Homici 2,800,000 shares of common stock of the Company, for a total purchase price of $28,000 (the “Change of Control”). The Change of Control was affected pursuant to a Stock Purchase Agreement dated April 2, 2021 by and among Mr. Earl as the purchaser, and Mr. Homici, the Company’s majority stockholder and sole director and officer, as the seller.  Following the Change of Control, Mr. Earl owns 2,800,000 shares of common stock, which constitutes approximately 51.3% of the common stock issued and outstanding.

On July 29, 2021, Mr. Homici resigned as the Company’s director, President, Treasurer and Secretary and was replaced in each such role by Mr. Earl.

NOTE 2: GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $48,281 as of November 30, 2021 and $34,192 as of August 31, 2021.  The Company had losses of $14,089 for the three months ended November 30, 2021, and $5,578 for the three months ended November 30, 2020, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

The extent of the impact of the coronavirus and its variants ("COVID-19") outbreak on the financial performance of the Company will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions and the impact of COVID-19 on the overall economy, all of which are highly uncertain and cannot be predicted. If the overall economy continues to be impacted for an extended period, the Company’s future operating results may be materially adversely affected.

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with  GAAP. The Company’s year-end is August 31.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity date of three months or less to be cash equivalents. The Company had $96,134 and $2,035 in cash as of November 30, 2021 and August 31, 2021, respectively, and no cash equivalents.

Concentration of Credit Risks

The Company maintains funds in a financial institution that is a member of the Federal Deposit Insurance Corporation. As such, funds are insured based on Federal Reserve limits. At November 30, 2021 and August 31, 2021, the Company did not have cash deposits in excess of these insured limits.

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

Due to the short-term nature, the carrying values of the Company’s current assets and liabilities approximated fair value at November 30, 2021 and August 31, 2021.

Income Taxes

The Company follows the liability method of accounting for income taxes.  Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences).  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Basic and Diluted Loss Per Share

The Company computes loss per share in accordance with FASB ASC 260 “Earnings per Share.” Basic loss per share is computed by dividing net income (loss) available to common shareholder by the weighted average number of outstanding shares of common stock during the period. Diluted loss per share gives effect to all dilutive potential shares of common stock outstanding during the period.  Dilutive loss per share excludes all potential shares of common stock if their effect is anti-dilutive. During the three months ended November 30, 2021, there were 300,000 potentially dilutive common shares outstanding with respect to convertible preferred stock (Note 7), which were anti-dilutive due to the Company's net loss for the period.  During the three months ended November 30, 2020, there were no potentially dilutive debt or equity instruments issued or outstanding.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40)”. This ASU reduces the number of accounting models for convertible debt instruments and convertible Preferred Stock, as well as amend the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. In addition, this ASU improves and amends the related EPS guidance. This standard is effective for us on January 1, 2022, including interim periods within such fiscal year. Adoption is either a modified retrospective method or a fully retrospective method of transition. We have elected to early adopt ASU 2020-06 effective September 1, 2021 with no material impact to the financial statements.

We do not believe that any other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 4: LOAN PAYABLE

On May 6, 2020, the Company entered into a loan agreement with a third party for $760. The loan is without interest and payable upon demand. During 2021, the Company reclassified the amount of $8,251 from Due to Related Parties to Loan Payable. This amount represents a loan made to the Company by its former President, Ivan Homici. Mr. Homici is no longer considered a related party of the Company at August 31, 2021. Also during 2021, the Company applied the balance of $298 in a bank account to the amount owed to Mr. Homici. At November 30, 2021 and August 31, 2021, the amount classified as Loan Payable on the Company’s balance sheet is $8,713. See Note 5.

NOTE 5: DUE TO RELATED PARTIES

During 2021, the Company received a loan in the amount of $2,893 from Justin Earl, its President and a director. At November 30, 2021 and August 31, 2021, the amount of loans due to Mr. Earl was $2,893.

NOTE 6: NOTE PAYABLE – RELATED PARTIES

On August 31, 2021, the Company entered into a Promissory Note agreement (the “OO Marketing Promissory Note”) with OO Marketing, a consulting firm owned by Justin Earl, the Company’s President and director, in the principal amount of $7,050. The OO Marketing Promissory Note is unsecured, bears a one-time interest charge in the amount of $450, and is payable upon demand. During 2021, the Company recorded interest expense in the amount of $450 on the OO Marketing Promissory Note. At November 30, 2021 and August 31, 2021, the amount due under the OO Marketing Promissory Note was principal of $7,050 and accrued interest of $450.

NOTE 7: STOCKHOLDERS’ EQUITY

Common Stock

The Company has 75,000,000, $0.0001 par value shares of voting common stock authorized.

There were no issuances of stock during the three months ended November 30, 2021 or 2020.

As of November 30, 2021 and August 31, 2021, there were 5,461,500 shares of common stock issued and outstanding.

All shares of common stock have voting rights and are identical. All holders of shares of common stock shall at every meeting of the stockholders be entitled to one vote for each share of the capital stock held by such stockholder.

Preferred Stock

On October 19, 2021, the Company filed a Certificate of Amendment to its Articles of Incorporation authorizing up to 5,000,000 shares of Preferred Stock, par value $0.001 per share, with such rights, preferences and limitations as may be set forth in resolutions adopted by the Board of Directors. On November 1, 2021, the Company filed a Certificate of Designation designating 1,000,000 shares of Preferred Stock as Series A Convertible Preferred Stock (the “Series A”). Each share of the Series A is convertible into three shares of the Company’s common stock at the holder's discretion. On November 3, 2021, the Company entered into a Stock Purchase Agreement with an accredited investor pursuant to which the Company sold to the purchaser 100,000 shares of the Series A at a purchase price of $1.00 per share (the “Offering”). The Company received $100,000 in gross proceeds from the Offering.

The Company had 100,000 and 0 shares of Series A Preferred Stock, par value $0.0001, outstanding at November 30, 2021 and August 31, 2021, respectively.

NOTE 8: COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may become a party to litigation matters involving claims against it. At November 30, 2021 and subsequently through the issuance of these financial statements, the Company is unaware of any legal matters or other commitments or contingencies that would require disclosure or have a material effect on the Company's financial position or results of operations.

NOTE 9: RELATED PARTY TRANSACTIONS

From time to time, the Company has received loans from related parties for working capital purposes. See notes 5 and 6.

NOTE 10: SUBSEQUENT EVENTS

The Company has evaluated events occurring subsequent to November 30, 2021 through the date these financial statements were issued and noted no items requiring disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company has no operations since inception other than the expenditures related to running the Company, and has generated no revenue since inception. We have terminated our plans for operations in the online delivery industry following the Change of Control, and are currently in the process of developing a business plan, including with respect to searching for, evaluating and obtaining a business opportunity in the U.S.

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

Management intends to explore and identify business opportunities within the U.S., including a potential acquisition of an operating entity through a reverse merger, asset purchase or similar transaction. Our President has experience in management and business consulting, although no assurances can be given that he can identify and implement a viable business strategy or that any such strategy will result in profits. Our ability to effectively identify, develop and implement a viable plan for our business may be hindered by risks and uncertainties which are beyond our control, including without limitation, the continued negative effects of the COVID-19 pandemic on the U.S. and global economies. See Item 1A - Risk Factors in our Annual Report on Form 10-K for the fiscal year ended August 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on November 26, 2021.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis and results of operations are based upon our accompanying financial statements for the three months ended November 30, 2021 and 2020, which have been prepared in conformity with U.S. generally accepted accounting principles, or U.S. GAAP, and which requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Note 3. Summary of Significant Accounting Policies, to the financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, describes the significant accounting policies and methods used in the preparation of the Company’s financial statements. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. These estimates are the basis for our judgments about the carrying values of assets and liabilities, which in turn may impact our reported revenue and expenses. Our actual results could differ significantly from these estimates under different assumptions or conditions.

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

THREE MONTHS ENDED NOVEMBER 30, 2021 COMPARED TO NOVEMBER 30, 2020

Our net loss for the three months ended November 30, 2021 was $14,089 compared to a net loss of $5,578 during the three months ended November 30, 2020; the Company has not generated any revenue in either period. The increase in net loss was due to an increase in general administrative expenses including professional fees in connection with the preparation of SEC reports, our change in control,  and our ongoing search for a business to acquire. Expenses incurred were general administrative expenses of $14,089 during the three months ended November 30, 2021 compared to $5,578 during the three months ended November 30, 2020.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2021, our total assets were $96,134 consisting of cash. As of August 31, 2021, our total assets were $6,314 consisting of prepaid expenses and cash.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities since inception. For the three months ended November 30, 2021, net cash flows used in operating activities were $5,901, consisting of our net loss of $14,089, and a decrease of $4,279 in prepaid expenses, and increases of $3,284 in accounts payable, and $625 in credit card payable. Cash flows used in operating activities for the three months ended November 30, 2020 were $578, consisting of our net loss of $5,578 and an increase in accrued expenses of $5,000.

Cash Flows from Investing Activities

We have not engaged in any investing activities since our inception.

Cash Flows from Financing Activities

For the three months ended November 30, 2021, net cash flows provided by financing activities was $100,000 consisting of proceeds from the sale of Series A Convertible Preferred Stock (the “Series A”) for cash as described in the following paragraphs. For the three months ended November 30, 2020, net cash flows provided by financing activities was $0.

On November 3, 2021, the Company entered into a Stock Purchase Agreement with an accredited investor pursuant to which the Company sold to the purchaser 100,000 shares of the Company’s Series A at a purchase price of $1.00 per share. The Company received $100,000 in  proceeds from the Offering. Each share of the Series A is convertible into three shares of the Company’s common stock.

Our existing working capital is expected to be adequate to fund our operations over the next 12 months. We have financed operations to date through the proceeds of loans from insiders and the private placement of equity. We expect we will need to raise additional capital to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current stockholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Going Concern

There is no historical financial information about us upon which to base an evaluation of our performance. We have no operations, cumulative losses, and have not generated any revenues. We cannot guarantee we will be successful in acquiring an operating business or commencing material business operations. Our business is subject to risks inherent in the search for and establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

There can be no assurance that future financing will be available to us on acceptable terms or at all. If financing is not available on satisfactory terms as and when needed, we may be unable to commence, develop or expand our operations. Equity financing could result in additional dilution to existing stockholders.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of November 30, 2021 (the “Evaluation Date”), the Company’s management evaluated, with participation of its principal executive officer, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Company’s principal executive officer concluded that the Company’s disclosure controls and procedures were ineffective as of November 30, 2021.

Management assessed the effectiveness of its internal control over financial reporting as of the Evaluation Date based on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. The material weaknesses identified during management’s assessment were (i) a lack of sufficient internal accounting resources; and (ii) a lack of segregation of duties to ensure adequate review of financial statement preparation. In light of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting at the Evaluation Date. There were no changes in controls during the quarter ended November 30, 2021.

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

Item 2. Unregistered Sales Of Equity Securities and Use Of Proceeds

On November 3, 2021, the Company entered into a Stock Purchase Agreement with an accredited investor pursuant to which the Company sold to the purchaser 100,000 shares of the Company’s Series A Convertible Preferred Stock (the “Series A”) at a purchase price of $1.00 per share. The Company received $100,000 in proceeds from the transaction. Each share of the Series A is convertible into three shares of the Company’s common stock at the holder’s discretion. The offer and sale of the Series A was not registered under the Securities Act of 1933 and was exempt from registration pursuant to Section 4(a)(2) thereof and Rule 506(b) promulgated thereunder.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit #	Exhibit Description	Incorporated By Reference			Filed or Furnished Herewith
		Form	Date	Number
3.1(a)	Articles of Incorporation	S-1	11/4/2019	3.1

3.1(b)	Amendment to Articles of Incorporation	10-K	11/26/2021	3.1B

3.2	Bylaws	S-1	11/4/2019	3.2

3.3	Certificate of Designation of Series A Convertible Preferred Stock	10-K	11/26/2021	3.3

10.1	Stock purchase Agreement dated November 3, 2021*				Filed

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).				Filed

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).				Filed

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.				Filed

101	Inline Interactive data files pursuant to Rule 405 of Regulation S-T				Filed

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Certain schedules, appendices and exhibits have been omitted in accordance with Item 601 of Regulation S-K. A copy of any omitted schedule, appendix and/or exhibit will be furnished supplementally to the Staff of the Securities and Exchange Commission upon request.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nowtransit Inc.

Dated: January 14, 2022	By:	/s/ Justin Earl
Justin Earl Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Justin Earl	Principal Executive Officer and Director	January 14, 2022
Justin Earl