Form 10-Q
period 2022-02-28
Nowtransit Inc
filed 2022-04-14
CIK 1784440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2022

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the practicable date:

Class	Outstanding as of April 11, 2022
Common Stock: $0.0001 par value	5,461,500

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

While the information presented in the accompanying financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”). In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. These financial statements should be read in conjunction with the Company's August 31, 2021 audited financial statements and notes thereto. Operating results for the six months ended February 28, 2022 are not necessarily indicative of the results that can be expected for the year ending August 31, 2022.

NOWTRANSIT INC

BALANCE SHEETS

(Unaudited)

	February 28, 2022 (unaudited)	August 31, 2021
ASSETS
Current assets
Cash	$71,107	$2,035
Prepaid expenses	-	4,279
Total current assets	71,107	6,314

Total assets	$71,107	$6,314

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$4,718	$-
Credit card payable	404	-
Accrued interest - related party	450	450
Due to related parties	2,893	2,893
Loan payable	-	8,713
Note payable - related party	7,050	7,050
Total liabilities	15,515	19,106

Stockholders' equity (deficit)
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; 1,000,000 designated Series A
Preferred stock, Series A; $0.0001 par value, 100,000 and 0 shares issued and outstanding at February 28, 2022 and August 31, 2021, respectively	10	-
Common stock, $0.0001 par value, 75,000,000 shares authorized, 5,461,500 shares issued and outstanding	546	546
Additional paid-in capital	120,844	20,854
Accumulated deficit	(65,808)	(34,192)
Total stockholders' equity (deficit)	55,592	(12,792)

Total liabilities and stockholders' equity	$71,107	$6,314

See accompanying notes, which are an integral part of these unaudited financial statements.

NOWTRANSIT INC

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	February 28,	February 28,	February 28,	February 28,
	2022	2021	2022	2021

Revenue	$-	$-	$-	$-

General and administrative expenses	26,240	12,668	40,329	18,246

Total operating expenses	26,240	12,668	40,329	18,246

Net loss from operations	(26,240)	(12,668)	(40,329)	(18,246)

Other Income:
Gain on forgiveness of debt	8,713	-	8,713	-
Total other income	8,713	-	8,713	-

Net loss before income taxes	(17,527)	(12,668)	(31,616)	(18,246)

Provision for income taxes	-	-	-	-

Net loss	$(17,527)	$(12,668)	$(31,616)	$(18,246)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares outstanding - basic and diluted	5,461,500	5,461,500	5,461,500	5,461,500

See accompanying notes, which are an integral part of these unaudited financial statements.

NOWTRANSIT INC

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three Months Ended February 28, 2022 and 2021

							Total
					Additional		Stockholders’
	Series A Preferred Stock		Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, November 30, 2020	-	$-	5,461,500	$546	$20,854	$(14,160)	$7,240
Net loss for the quarter ended February 28, 2021			-	-	-	(12,668)	(12,668)
Balance, February 28, 2021	-	$-	5,461,500	$546	$20,854	$(26,828)	$(5,428)

Balance, November 30, 2021	100,000	$10	5,461,500	$546	$120,844	$(48,281)	$73,119
Net loss for the quarter ended February 28, 2022			-	-	-	(17,527)	(17,527)
Balance, February 28, 2022	100,000	$10	5,461,500	$546	$120,844	$(65,808)	$55,592

For the Six Months Ended February 28, 2022 and 2021

							Total
					Additional		Stockholders’
	Series A Preferred Stock		Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, August 31, 2020			5,461,500	$546	$20,854	$(8,582)	$12,818
Net loss for the six months ended February 28, 2021			-	-	-	(18,246)	(18,246)
Balance, February 28, 2021	-	$-	5,461,500	$546	$20,854	$(26,828)	$(5,428)

Balance, August 31, 2021	-	$-	5,461,500	$546	$20,854	$(34,192)	$(12,792)
Issuance of preferred stock for cash	100,000	10			99,990		100,000
Net loss for the six months ended February 28, 2022			-	-	-	(31,616)	(31,616)
Balance, February 28, 2022	100,000	$10	5,461,500	$546	$120,844	$(65,808)	$55,592

See accompanying notes, which are an integral part of these unaudited financial statements.

NOWTRANSIT INC

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the	For the
	Six Months Ended	Six Months Ended
	February 28,	February 28,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(31,616)	$(18,246)
Adjustments to reconcile net loss to cash used in operating activities:
Gain on forgiveness of debt	(8,713)	-

Changes in assets and liabilities:
Prepaid expenses	4,279	-
Accounts payable	4,718	-
Credit card payable	404	-
Net cash used in operating activities	(30,928)	(18,246)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of preferred stock	100,000	-
Net cash provided by financing activities	100,000	-

Net increase (decrease) in cash	69,072	(18,246)

Cash at beginning of period	2,035	20,629

Cash at end of period	$71,107	$2,383

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes, which are an integral part of these unaudited financial statements.

NOWTRANSIT INC

NOTES TO THE FINANCIAL STATEMENTS

SIX MONTHS ENDED FEBRUARY 28, 2022 AND 2021

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

On April 2, 2021, Justin Earl purchased from the former sole officer and principal stockholder Ivan Homici 2,800,000 shares of common stock of the Company, for a total purchase price of $28,000 (the “Change of Control”). The Change of Control was affected pursuant to a Stock Purchase Agreement dated April 2, 2021 by and among Mr. Earl as the purchaser, and Mr. Homici, the Company’s majority stockholder and sole director and officer, as the seller.  Following the Change of Control, Mr. Earl owns 2,800,000 shares of common stock, which constitutes approximately 51.3% of the common stock issued and outstanding.

On July 29, 2021, Mr. Homici resigned as the Company’s director, President, Treasurer and Secretary and was replaced in each such role by Mr. Earl.

NOTE 2: GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $65,808 as of February 28, 2022 and $34,192 as of August 31, 2021.  The Company had losses of $31,616 for the six months ended February 28, 2022, and $18,246 for the six months ended February 28, 2021, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity date of three months or less to be cash equivalents. The Company had $71,107 and $2,035 in cash as of February 28, 2022 and August 31, 2021, respectively, and no cash equivalents.

Concentration of Credit Risks

The Company maintains funds in a financial institution that is a member of the Federal Deposit Insurance Corporation. As such, funds are insured based on Federal Reserve limits. At February 28, 2022 and August 31, 2021, the Company did not have cash deposits in excess of these insured limits.

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

Due to their short-term nature, the carrying values of the Company’s current assets and liabilities approximated fair value at February 28, 2022 and August 31, 2021.

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

Basic and Diluted Loss Per Share

The Company computes loss per share in accordance with FASB ASC 260 “Earnings per Share.” Basic loss per share is computed by dividing net income (loss) available to common shareholder by the weighted average number of outstanding shares of common stock during the period. Diluted loss per share gives effect to all dilutive potential shares of common stock outstanding during the period.  Dilutive loss per share excludes all potential shares of common stock if their effect is anti-dilutive. During the three and six months ended February 28, 2022, there were 300,000 potentially dilutive common shares outstanding with respect to convertible preferred stock (Note 7), which were anti-dilutive due to the Company's net loss for the period. During the three and six months ended February 28, 2021, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

NOTE 4: LOAN PAYABLE

On May 6, 2020, the Company entered into a loan agreement with a third party for $760. The loan is without interest and payable upon demand. During 2021, the Company reclassified the amount of $8,251 from Due to Related Parties to Loan Payable. This amount represents a loan made to the Company by its former President, Ivan Homici. Mr. Homici is no longer considered a related party of the Company at August 31, 2021. Also during 2021, the Company applied the balance of $298 in a bank account to the amount owed to Mr. Homici. On February 11, 2022, the third party loan in the amount of $760 and the loan from Mr. Homici in the amount of $7,953 were forgiven resulting in a gain on forgiveness of debt in the amount of $8,713. At February 28, 2022 and August 31, 2021, the amount classified as Loan Payable on the Company’s balance sheets was $0 and $8,713, respectively.

NOTE 5: DUE TO RELATED PARTIES

In August 2021, the Company received a loan in the amount of $2,893 from Justin Earl, its President and a director. The loan is due on demand and non-interest bearing. At February 28, 2022 and August 31, 2021, the amount of loans due to Mr. Earl was $2,893.

NOTE 6: NOTE PAYABLE – RELATED PARTIES

On August 31, 2021, the Company entered into a Promissory Note agreement (the “OO Marketing Promissory Note”) with OO Marketing, a consulting firm owned by Justin Earl, the Company’s President and director, in the principal amount of $7,050. The OO Marketing Promissory Note is unsecured, bears a one-time interest charge in the amount of $450, and is payable upon demand. In August 2021, the Company recorded interest expense in the amount of $450 on the OO Marketing Promissory Note. At February 28, 2022 and August 31, 2021, the amount due under the OO Marketing Promissory Note was principal of $7,050 and accrued interest of $450.

NOTE 7: STOCKHOLDERS’ EQUITY

Common Stock

The Company has 75,000,000, $0.0001 par value shares of voting common stock authorized.

There were no issuances of common stock during the six months ended February 28, 2022 or 2021.

As of February 28, 2022 and August 31, 2021, there were 5,461,500 shares of common stock issued and outstanding.

All shares of common stock have voting rights and are identical. All holders of shares of common stock shall at every meeting of the stockholders be entitled to one vote for each share of the capital stock held by such stockholder.

Preferred Stock

On October 19, 2021, the Company filed a Certificate of Amendment to its Articles of Incorporation authorizing up to 5,000,000 shares of Preferred Stock, par value $0.001 per share, with such rights, preferences and limitations as may be set forth in resolutions adopted by the Board of Directors. On November 1, 2021, the Company filed a Certificate of Designation designating 1,000,000 shares of Preferred Stock as Series A Convertible Preferred Stock (the “Series A”). Each share of the Series A is convertible into three shares of the Company’s common stock at the holder's election, subject to a 4.99% beneficial ownership limitation which may be increased to 9.99% upon 61 days’ notice. On November 3, 2021, the Company entered into a Stock Purchase Agreement with an accredited investor pursuant to which the Company sold to the purchaser 100,000 shares of the Series A at a purchase price of $1.00 per share (the “Offering”). The Company received $100,000 in gross proceeds from the Offering.

The Company had 100,000 and 0 shares of Series A Preferred Stock, par value $0.0001, outstanding at February 28, 2022 and August 31, 2021, respectively.

NOTE 8: COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may become a party to litigation matters involving claims against it. At February 28, 2022 and subsequently through the issuance of these financial statements, the Company is unaware of any legal matters or other commitments or contingencies that would require disclosure or have a material effect on the Company's financial position or results of operations.

NOTE 9: SUBSEQUENT EVENTS

The Company has evaluated events occurring subsequent to February 28, 2022 through the date these financial statements were issued and noted no items requiring disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward Looking Statements

This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our discussions and the anticipated terms of a potential reverse merger pursuant to which we would acquire an operating business, our business plan and our liquidity needs. All statements other than statements of historical facts contained in this Report, including statements regarding our future financial position, liquidity, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include those described elsewhere in this Report and in our Annual Report on Form 10-K for the fiscal year ended August 31, 2021 under “Item 1A. – Risk Factors.” We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

Overview

The Company has no operations since inception other than the expenditures related to running the Company, and has generated no revenue since inception.

Plan of Operation

The Company has no operations since inception other than the expenditures related to running the Company, and has no revenue from continuing operations as of the date of this Report. We have terminated our operations in the online delivery industry following the Change of Control. As of the date of this Report, the Company has entered into a non-binding letter of intent and is negotiating a Securities Exchange Agreement with a potential acquisition target in a reverse merger transaction being contemplated by the prospective parties.

If we are unable to close the reverse merger, we will resume our search to explore and identify business opportunities within the U.S., including a potential acquisition of an operating entity through a reverse merger, asset purchase or similar transaction. Our President has experience in management and business consulting, although no assurances can be given that he can identify and implement a viable business strategy or that any such strategy will result in profits. Our ability to effectively identify, develop and implement a viable plan for our business may be hindered by risks and uncertainties which are beyond our control, including without limitation, the continued negative effects of the COVID-19 pandemic on the U.S. and global economies. See Item 1A - Risk Factors in our Annual Report on Form 10-K for the fiscal year ended August 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on November 26, 2021.

During the next 12 month period we anticipate incurring costs in connection with investigating, evaluating and negotiating potential business combinations, filing SEC reports, and consummating an acquisition of an operating business. If we close the reverse merger these expenses will increase.

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

As of the date of this Report, the Company has not entered into a definitive agreement to consummate a business combination. Any target business that is selected may be financially unstable or in the early stages of development. In such event, we expect to be subject to numerous risks inherent in the business and operations of a financially unstable or early stage entity. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk or in which our management has limited experience, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

As of the date of this Report, the Company has entered into a non-binding letter of intent and is negotiating a Securities Exchange Agreement with a potential acquisition target in a reverse merger transaction being contemplated by the prospective parties. Under the terms contemplated by the letter of intent, the Company would enter into a share exchange with the target, which is an operating entity, pursuant to which the Company would issue shares of its common stock representing approximately 78% of the Company’s issued and outstanding common stock on a post-transaction basis in exchange for 100% of the outstanding capital stock of the target entity. However, discussions remain ongoing, and there can be no assurance that the reverse merger will close, or that we will successfully integrate the business or generate material revenue therefrom if the transaction closes. Further, the letter of intent provides that if a definitive agreement is executed, and following the date of such definitive agreement and within 12 months of termination, the Company publicly announces or enters into an agreement involving a competing change of control transaction, the target entity shall pay to the Company a termination fee of $200,000.

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

The selection of a business combination is a complex and risk-prone process. Because of general economic conditions, including unfavorable conditions caused by the COVID-19 pandemic, geopolitical turmoil or other factors, as well as rapid technological advances being made in some industries and shortages of available capital, management believes that there are a number of firms seeking business opportunities at this time at discounted rates with which we will compete. We expect that any potentially available business combinations may appear in a variety of different industries or regions and at various stages of development, all of which will likely render the task of comparative investigation and analysis of such business opportunities extremely difficult and complicated. Additionally, we anticipate needing to raise additional capital in connection with acquiring an operating business, which we may fail to do on favorable terms or at all due to economic conditions, competitive forces or other factors that are beyond our control, in which case we may be unable to effectively develop and execute our business plan.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis and results of operations are based upon our accompanying financial statements for the six months ended February 28, 2022 and 2021, which have been prepared in conformity with U.S. generally accepted accounting principles, or U.S. GAAP, and which requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Note 3. Summary of Significant Accounting Policies, to the financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, describes the significant accounting policies and methods used in the preparation of the Company’s financial statements. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. These estimates are the basis for our judgments about the carrying values of assets and liabilities, which in turn may impact our reported revenue and expenses. Our actual results could differ significantly from these estimates under different assumptions or conditions.

Results Of Operations

THREE AND SIX MONTHS ENDED FEBRUARY 28, 2022 COMPARED TO FEBRUARY 28, 2021

Our net loss for the three and six months ended February 28, 2022 was $17,527 and $31,616, respectively, compared to a net loss of $12,668 and $18,246, respectively, during the three and six months ended February 28, 2021. The Company has not generated any revenue in either period. The increase in net loss was due to an increase in general administrative expenses including professional fees in connection with the preparation of SEC reports, our change in control, and our ongoing search for a business to acquire and costs related to negotiations and due diligence in connection therewith. Expenses incurred were general administrative expenses of $26,240 and $40,329, respectively, during the three and six months ended February 28, 2022, compared to $12,668 and $18,246, respectively, during the three and six months ended February 28, 2021. General and administrative expenses for the three and six month period ended February 28, 2022 were partially offset by the $8,713 gain on forgiveness of debt.

LIQUIDITY AND CAPITAL RESOURCES

As of February 28, 2022, our total assets were $71,107 consisting of cash.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities since inception. For the six months ended February 28, 2022, net cash flows used in operating activities was $30,928, consisting of our net loss of $31,616, gain on debt forgiveness of $8,713, a decrease of $4,279 in prepaid expenses, and increases of $4,718 in accounts payable and $404 in credit card payable. Cash flows used in operating activities for the six months ended February 28, 2021 was $18,246, consisting of our net loss.

Cash Flows from Investing Activities

We have not engaged in any investing activities since our inception.

Cash Flows from Financing Activities

For the six months ended February 28, 2022 net cash flows provided by financing activities was $100,000 consisting of gross proceeds from the sale of Series A Convertible Preferred Stock (the “Series A”) for cash as described in the following paragraphs. For the six months ended February 28, 2021, net cash flows provided by financing activities was $0.

On November 3, 2021, the Company entered into a Stock Purchase Agreement with an accredited investor pursuant to which the Company sold to the purchaser 100,000 shares of the Company’s Series A at a purchase price of $1.00 per share. The Company received $100,000 in gross proceeds from the Offering. Each share of the Series A is convertible into three shares of the Company’s common stock.

PLAN OF OPERATION AND FUNDING

Our existing working capital is expected to be adequate to fund our operations over the next 12 months. We have financed operations to date through the proceeds of loans from insiders and the private placement of equity. We expect we will need to raise additional capital to meet long-term operating requirements, particularly if we close a reverse merger resulting in our acquisition of an operating business.

The current reverse merger we are negotiating contemplates two financings, one pre-closing $250,000 common stock investment and a second $1.75 million preferred stock investment at or following the closing of the reverse merger. There can be no assurances these financings will close. Additional issuances of equity or convertible debt securities will result in dilution to our current stockholders.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of February 28, 2022 (the “Evaluation Date”), the Company’s management evaluated, with participation of its principal executive officer, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Company’s principal executive officer concluded that the Company’s disclosure controls and procedures were ineffective as of February 28, 2022.

Management assessed the effectiveness of its internal control over financial reporting as of the Evaluation Date based on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. The material weaknesses identified during management’s assessment were (i) a lack of sufficient internal accounting resources; (ii) a lack of segregation of duties to ensure adequate review of financial statement preparation, (iii) lack of an independent board of directors or audit committee, and (iv) lack of written documentation of our internal control policies and procedures. In light of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting at the Evaluation Date. We plan to rectify these weaknesses by establishing written policies and procedures for our internal control of financial reporting and hiring additional accounting personnel at such time as we raise sufficient capital to do so. There were no changes in controls during the quarter ended February 28, 2022.

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

None.

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

Nowtransit Inc.

Dated: April 14, 2022	By:	/s/ Justin Earl
Justin Earl Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Justin Earl	Principal Executive Officer and Director	April 14, 2022
Justin Earl