Form 10-K
period 2022-08-31
Nowtransit Inc
filed 2022-11-01
CIK 1784440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Mark One

⌧ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2022

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Class	Outstanding as of October 26, 2022
Common Stock: $0.0001 par value	5,461,500

The aggregate market value of the registrant's common stock held by non-affiliates on February 28, 2022, the last business day of the registrant's most recently completed second quarter, was $9,980,625.

PART I

Item 1. Business

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our ability to locate and acquire an operating business, the status of our current acquisition opportunity and the resources and efforts we intend to dedicate to such an endeavor, our development of a viable business plan and our ability to locate sources of capital necessary to meet our business needs and objectives. All statements other than statements of historical facts contained in this Report, including statements that relate to our future financial performance, liquidity, business strategy and plans and objectives of management for future operations, are forward-looking statements. These forward-looking statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate," “should,” “intend,” “could,” “potential,” “is likely,” “plan,” "continue," and similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

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

General Information

Nowtransit Inc. was incorporated in the State of Nevada on July 8, 2019 and has a fiscal year end of August 31. We have not generated material revenues, have minimal assets and have incurred losses since inception. We were formed to engage in the online delivery business, but in connection with the Change of Control described in the following paragraph, the Company terminated its plans in the online delivery business. Since the Change of Control, we commenced seeking new business opportunities in the United States.

Possible Reverse Merger

On August 15, 2022, we executed a non-binding Term Sheet with an early-stage nutraceutical company (the “Target”). The Term Sheet required the Share Exchange Agreement to be executed by September 15, 2022. Although it was not, we are continuing to pursue the acquisition under which the shareholders of the Target would receive approximately 84.43% of our outstanding common stock. In addition, the Term Sheet envisioned one or more investors investing $50,000 and receiving convertible preferred stock, convertible into approximately 0.84% of our outstanding common stock (the “Financing”). The Target recently consummated a financing in the amount of $50,000 with an investor and we therefore do not anticipate consummating the Financing if the reverse merger with the Target is consummated.

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

The evaluation and selection of a business opportunity is a complex and uncertain process. While we are hopeful of closing the reverse merger with the Target, we cannot assure you we will do so. During our last fiscal year, we entered into a different Term Sheet for a reverse merger but terminated it due to items we discovered during our due diligence investigation. This resulted in increased expenses, primarily professional fees.

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

Regulation

As of the date of this Report, we voluntarily file certain reports with the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934 (the “Exchange Act”). If we complete the reverse merger with the Target, we expect that will become a mandatory filer under the Exchange Act.

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

Risks Relating to Closing of the Reverse Merger, Our Business and Financial Condition

Because we currently have no operations investors therefore have no basis on which to evaluate the Company’s future prospects.

We currently have no operations and will be reliant upon a merger with or acquisition of an operating business like the Target to commence operations and generate revenue. Because we have no operations and have not generated revenues since our inception in 2019, investors have no basis upon which to evaluate our ability to achieve our business objective of locating and completing a business combination with a target business. Until we close the reverse merger with the Target, assuming we do, we do not intend to disclose any material information concerning it so you will not have any basis to evaluate its business, management, financial condition or prospects.

Because the Term Sheet is non-binding, we may not consummate the acquisition of the Target or any other business.

Although we have entered into the Term Sheet with the Target, we did not meet the requirement to execute a definitive agreement by the September 15, 2022 deadline and have yet to execute it. The Target recently consummated a financing in the amount of $50,000 with an investor and we therefore do not anticipate consummating the Financing if the reverse merger with the Target is consummated.

We may not execute a definitive agreement, raise any capital or close the transaction due to other reasons. Additionally, if we fail to close the acquisition of the Target, we may not consummate any other acquisition and may be forced to liquidate the company.

Since the Target is not profitable, it may never achieve profitable operations.

The Target is a development stage business and has not generated material revenues and has incurred losses to date. Because it requires material investment and for a myriad of other reasons it may never generate material revenues or become profitable. If it does not, your investment may be worthless.

Because we have limited capital, we may need to raise additional capital in the future by issuing debt or equity securities, the terms of which may dilute our current investors and/or reduce or limit their liquidation or other rights.

If we acquire the Target, it may need additional capital to operate its business. . We may not be able to obtain additional capital when required. Future business development activities, as well as administrative expenses such as salaries, insurance, general overhead, legal and compliance expenses and accounting expenses will require a substantial amount of additional capital.

The terms of securities we issue in future capital raising transactions may be more favorable to new investors, and may include liquidation preferences, superior voting rights or the issuance of other derivative securities, which could have a further dilutive effect on or subordinate the rights of our current investors. Any additional capital raised through the sale of equity securities will likely dilute the ownership percentage of our shareholders. Additionally, any debt securities we issue would likely create a liquidation preference superior to that of our current investors and, if convertible into shares of common stock, would also pose the risk of dilution.

We may be unable to obtain necessary financing if and when required.

Our ability to obtain financing, if and when necessary, may be impaired by such factors as the capital markets (both in general and in the particular industry or industries in which we may choose to operate), our limited operating history and lack of operations, the national and global economies and the condition of the market for microcap securities. Further, economic downturns including the recession we may be entering combined with high inflation and investor uncertainties may increase our requirements for capital, particularly if such economic downturn persists for an extended period of time or after we have acquired an operating entity, and may limit or hinder our ability to obtain the funding we require. If the amount of capital we are able to raise from financing activities, together with any revenues we may generate from future operations, is not sufficient to satisfy our capital needs, we may be required to cease our operations, divest our assets at unattractive prices or obtain financing on unattractive terms. If any of the foregoing should happen, our shareholders could lose some or all of their investment.

Because we are dependent upon Justin Earl, our President and sole director to manage and oversee our Company, the loss of him or any difficulty hiring or retaining other key personnel could adversely affect our plan and results of operations.

We currently have a sole director and officer, Justin Earl, who manages the Company and is presently evaluating a viable plan for our future operations. We will rely solely on his judgment in connection with selecting and negotiating the terms and structure of any resulting business combination including that with the Target.

If the Target acquisition does not close, or if Mr. Earl were unavailable, we may be unable to cause the Company to elect a replacement director. In that event we would cease operations. Further, because Mr. Earl serves as President and sole director and also holds a controlling interest in the Company’s common stock, our other shareholders will have limited ability to influence the Company’s direction or management.

In addition, we expect Mr. Earl to resign upon completion of a reverse merger. The loss of key personnel, either before or after a business combination and including management of either us or a combined entity could negatively impact the operations and profitability of our business.

Conflicts of interest may arise between us and our shareholders, director, or management, which may have a negative impact on our ability to consummate a business combination or favorable terms or generate revenue.

While our President, Mr. Earl, is not required to commit his full time to our affairs, which may result in a conflict of interest in allocating his time between managing the Company and other businesses in which he is or may be involved, we are not certain if the management of the Target or any other business we acquire will not have this or other conflicts of interest. It is possible that in addition to conflicts of time or the hiring of family members or other related parties, the Target or any other company we acquire may face other conflicts including using vendors or customers which are related parties and result in unfair terms to us.

It is unlikely that our shareholders will be afforded any opportunity to evaluate or approve a business combination.

It is unlikely that our shareholders will be afforded the opportunity to evaluate and approve a proposed business combination. In most cases, business combinations do not require shareholder approval under applicable law, and our Articles of Incorporation and Bylaws do not afford our shareholders with the right to approve such a transaction. Further, Mr. Earl, our President and sole director, owns a majority of our outstanding common stock. Accordingly, our shareholders will be relying almost exclusively on the judgement of our board of directors (“Board”) and President and any persons on whom they may rely with respect to a potential business combination. If we proceed with the acquisition of the Target, our shareholders will not be able to vote on it or have any participation in it or knowledge until we disclose appropriate information in SEC filings or through a press release. If we terminate discussions with the target and reach an understanding with another business, we may in the future hire lawyers, accountants, technical experts, appraisers, or other consultants to assist with determining the Company’s direction and consummating any transactions contemplated thereby. We may rely on such persons in making difficult decisions in connection with the Company’s future business and prospects. The selection of any such persons will be made by our Board, and any expenses incurred or decisions made based on any of the foregoing could prove to be adverse to the Company in hindsight, the result of which could be diminished value to our shareholders.

Because our search for a business combination is not presently limited to a particular industry, sector or any specific businesses, prospective investors will be unable to evaluate the merits or risks of any particular target business’ operations until such time as they are identified and disclosed.

Because we have not yet entered into any binding letter of intent or agreement to acquire a particular business, prospective investors currently have no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition, prospects or other metrics or qualities they deem appropriate in considering to invest in the Company. Further, if we complete a business combination, we may be affected by numerous risks inherent in the operations of the business we acquire. For example, if we acquire a financially unstable business or an entity lacking an established operating history, we may be affected by the risks inherent in the business and operations of a new business or a development stage entity. Although our management intends to evaluate and weigh the merits and risks inherent in a particular target business and make a decision based on the Company and its shareholders’ interests, there can be no assurance that we will properly ascertain or assess all the significant risks inherent in a target business, that we will have adequate time to complete due diligence or that we will ultimately acquire a viable business and generate material revenue therefrom. Furthermore, some of these risks may be outside of our control and leave us with no ability to reduce the likelihood that those risks will adversely impact a target business or mitigate any harm to the Company caused thereby. Should we select a course of action, or fail to select a course of action, that ultimately exposes us to unknown or unidentified risks, our business will be harmed and you could lose some or all of your investment.

Our ability to assess the management of a prospective business may be limited and, as a result, we may acquire a business whose management does not have the skills, qualifications or abilities to enable a seamless transition, which could, in turn, negatively impact our results of operations.

When evaluating the desirability of a potential business combination such as the Target, our ability to assess the reverse merger candidate’s business’s management may be limited due to a lack of time, resources or information. Our management’s assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities expected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company or assist with the Target’s (or other company) integration into ours, the operations and profitability of the post-acquisition business may be negatively impacted and our shareholders could suffer a reduction in the value of their shares.

Any business we acquire will likely lack diversity of operations or geographical reach, and in such case we will be subject to risks associated with dependence on a single industry or region.

Our search for a business will likely be focused on entities with a single or limited business activity and/or that operate in a limited geographic area such as with the Target. While larger companies have the ability to manage their risk by diversifying their operations among different industries and regions, smaller companies such as ours and the entities we anticipate reviewing for a potential business combination generally lack diversification, in terms of both the nature and geographic scope of their business. As a result, we will likely be impacted more acutely by risks affecting the industry or the region in which we operate than we would if our business were more diversified. In addition to general economic risks, we could be exposed to natural disasters, civil unrest, technological advances, and other uncontrollable developments that will threaten our viability if and to the extent our future operations are limited to a single industry or region. If we do not diversify our operations, our financial condition and results of operations will be at risk.

Changes in laws or regulations, or a failure to comply with the laws and regulations applicable to us, may adversely affect our business, ability to negotiate and complete a business combination, and results of operations.

We are subject to laws and regulations enacted by federal, state and local governments. Any business we acquire in the future may be subject to substantial legal or regulatory oversight and restrictions, which could hinder our growth and expend material amounts on compliance. For example, the Target has to deal with possible regulation by the Food and Drug Administration, the Federal Trade Commission and states that regulate unfair trade practices, among other laws and regulations. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application by courts and administrative judges may also change from time to time, and any such changes could be unfavorable to us and could have a material adverse effect on our business and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could result in material defense or remedial costs and/or damages have a material adverse effect on our financial condition.

Risks Related to Our Common Stock

Due to factors beyond our control, our stock price may be volatile.

There is currently a limited market for our common stock, and there can be no guarantee that an active market for our common stock will develop, even if we are successful in consummating a business combination. As of October 26, 2022, there were only 13 record holders of our common stock, and trading is very limited and sporadic. Further, even if an active market for our common stock develops, it will likely be subject to significant price volatility when compared to more seasoned issuers. We expect that the price of our common stock will continue to be more volatile than more seasoned issuers for the foreseeable future. Fluctuations in the price of our common stock can be based on various factors in addition to those otherwise described in this Report, including:

●	A prospective business combination and the terms and conditions thereof;

●	The operating performance of any business we acquire, including any failure to achieve material revenues therefrom;

●	The performance of our competitors in the marketplace, both pre- and post-combination;

●	The public’s reaction to our press releases, SEC filings, website content and other public announcements and information;

●	Changes in earnings estimates of any business that we acquire or recommendations by any research analysts who may follow us or other companies in the industry of a business that we acquire;

●	Variations in general economic conditions, including as may be caused by uncontrollable events ;

●	The public disclosure of the terms of any financing we disclose in the future;

●	The number of shares of our common stock that are publicly traded in the future;

●	Actions of our existing shareholders, including sales of common stock by our then directors and then executive officers or by significant investors; and

●	The employment or termination of key personnel.

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

Our common stock trades on the OTC Pink Market, the successor to the pink sheets. The OTC Pink Market generally is illiquid and most stocks traded there are of companies that are not required to file reports with the SEC under the Exchange Act. While we voluntarily file Forms 10-Q and 10-K with the SEC, we are a voluntary filer and not required to file reports with the SEC. Our common stock itself infrequently trades. For example, between July 1, 2021 and August 30, 2022 there were just six days in which trades occurred, with the maximum trade volume during that time being 4,000 shares on July 7, 2021.Accordingly, any sales may depress the trading price.

The market price of our common stock may decline if a substantial number of shares of our common stock are sold at once or in large blocks.

Presently the market for our common stock is limited. If an active market for our shares develops in the future, some or all of our shareholders may sell their shares of our common stock which may depress the market price. Further, Rule 144 will not be available since we are a “shell” company, unless we become a mandatory filer and 12 months passes from the filing of what is called “Form 10” information. Any sale of a substantial number of these shares in the public market, or the perception that such a sale could occur, could cause the market price of our common stock to decline, which could reduce the value of the shares held by our other shareholders. Further, the Term Sheet envisions that following of the closing we must file a Registration Statement on Form S-1 to register the common stock issuable upon conversion of the preferred stock issued to the investors in conjunction with the closing. While the number of shares may not be large, the filing of a Registration Statement often results in a drop in the price of a company’s common stock.

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

Upon the effective date of the Rule amendments, the OTC Markets has passed a rule that permits shell companies to trade for only 18 months after September 28, 2021. As a result, we will need to acquire an operating business within the prescribed timeframe in order for our common stock to continue to be quoted on the OTC Pink Market. Failure to consummate the acquisition of the Target could negatively affect our growth strategies and investors’ ability to sell our common stock.

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

The following table reflects the high and low closing sales information for our common stock for each fiscal quarter during the fiscal years ended August 31, 2022 and 2021. This information was obtained from the OTC Pink Market and reflects inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	COMMON STOCK MARKET PRICE
	HIGH	LOW
FISCAL YEAR ENDED AUGUST 31, 2022:
First Quarter	$3.75	$3.22
Second Quarter	$3.75	$3.75
Third Quarter	$3.75	$3.75
Fourth Quarter	$9.00	$3.75

	COMMON STOCK MARKET PRICE
	HIGH	LOW
FISCAL YEAR ENDED AUGUST 31, 2021:
First Quarter	$0.02	$0.02
Second Quarter	$0.02	$0.02
Third Quarter	$0.02	$0.02
Fourth Quarter	$4.15	$0.02

Number of Holders

As of October 26, 2022, 5,461,500 shares of our common stock were issued and outstanding, which were held by 13 stockholders of record.

Stock Transfer Agent

Our stock transfer agent is Secure Stock Transfer, 360 Central Ave, Suite 877, St. Petersburg, FL, 33701, (727) 776-5286, anna@securestocktransfer.com, www.securestocktransfer.com.

Dividends

No cash dividends were paid on our shares of common stock during the years ended August 31, 2022 and 2021. We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company has no operations or revenue as of the date of this Report. Our goal is to pursue discussions with the Target and seek to close its acquisition. However, we cannot assure you we will close the acquisition.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis and results of operations are based upon our accompanying financial statements for the fiscal years ended August 31, 2022 and 2021, which have been prepared in conformity with U.S. generally accepted accounting principles, or U.S. GAAP, and which requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Note 3. Summary of Significant Accounting Policies, to the financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, describes the significant accounting policies and methods used in the preparation of the Company’s financial statements. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. These estimates are the basis for our judgments about the carrying values of assets and liabilities, which in turn may impact our reported revenue and expenses. Our actual results could differ significantly from these estimates under different assumptions or conditions.

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

FISCAL YEAR ENDED AUGUST 31, 2022 COMPARED TO AUGUST 31, 2021

Our net loss for the fiscal year ended August 31, 2022 was $83,208 compared to a net loss of $25,610 during the fiscal year ended August 31, 2021; the Company has not generated any revenue in either period. The increase was due to an increase in general and administrative expenses including professional fees in connection with the preparation of SEC reports and our ongoing search for a business to acquire including one transaction that did not close and resulted in higher legal expenses. Expenses incurred were general and administrative expenses of $91,921 during fiscal year ended August 31, 2022, off set by a gain on forgiveness of debt in the amount of $8,713, compared to $25,610 during the fiscal year ended August 31, 2021.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2022, our total assets were $16,253 consisting of cash. As of August 31, 2021, our total assets were $6,314 consisting of prepaid expenses and cash.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities since inception. For the fiscal year ended August 31, 2022, cash flows used in operating activities were $85,782, consisting of our net loss of $83,208, a non cash gain on forgiveness of debt of $8,713, a decrease in prepaid expenses of $4,279, and an increase in accounts payable of $1,860. Cash flows used in operating activities for the fiscal year ended August 31, 2021 were $29,439, consisting of our net loss of $25,610 and increases of $4,279 in prepaid expenses and $450 in accrued interest.

Cash Flows from Investing Activities

We have not engaged in any investing activities since our inception.

Cash Flows from Financing Activities

For the fiscal year ended August 31, 2022, net cash flows provided by financing activities was $100,000 consisting of proceeds from the issuance of preferred stock. For the fiscal year ended August 31, 2021, net cash flows provided by financing activities was $10,845 consisting of $2,893 in related party advances, $7,050 in related party notes payable, and $1,200 in proceeds from a loan, partially offset by a principal payment of $298 on a loan.

Our existing working capital is not expected to be adequate to fund our operations over the next 12 months. If we close the acquisition of the Target, we will not, with the Target’s existing cash resources, meet our working capital needs for the 12 months following the filing of this Report. We have financed operations to date through the proceeds of loans from insiders and the private placement of equity. We expect we will need to raise additional capital to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

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

Spiegel Accountancy Corp.

Report of Independent Registered Public Accounting Firm

To the Board of Director and Stockholders of

Nowtransit Inc.

Salt Lake City, Utah

Opinion on the Financial Statements

We have audited the accompanying balance sheets of NOWTRANSIT INC (the Company) as of August 31, 2022 and 2021, and the related statements of operations, changes in stockholders ' equity (deficit), and cash flows for each of the two years in the period ended August 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended August 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the process of raising capital, has accumulated losses since inception, and has not generated revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such op inion.

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

Pleasant Hill, California November 1, 2022	Spiegel Accountancy Corp. Certified Public Accountants

We have served as the Company's auditor since 2019.

NOWTRANSIT INC

BALANCE SHEETS

	August 31,	August 31,
	2022	2021
ASSETS
Current assets
Cash	$16,253	$2,035
Prepaid expenses	-	4,279
Total current assets	16,253	6,314

Total assets	$16,253	$6,314

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$1,860	$-
Accrued interest - related party	-	450
Due to related parties	-	2,893
Loan payable	-	8,713
Note payable - related party	-	7,050
Total liabilities	1,860	19,106

Stockholders' equity (deficit)
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; 1,000,000 designated Series A Convertible
Preferred stock, Series A Convertible; $0.0001 par value, 100,000 and 0 shares issued and outstanding at August 31, 2022 and 2021, respectively	10	-
Common stock, $0.0001 par value, 75,000,000 shares authorized, 5,461,500 shares issued and outstanding	546	546
Additional paid-in capital	131,237	20,854
Accumulated deficit	(117,400)	(34,192)
Total stockholders' equity (deficit)	14,393	(12,792)

Total liabilities and stockholders' equity (deficit)	$16,253	$6,314

See accompanying notes, which are an integral part of these financial statements.

NOWTRANSIT INC

STATEMENTS OF OPERATIONS

	For the	For the
	Year Ended	Year Ended
	August 31,	August 31,
	2022	2021

Revenue	$-	$-

General and administrative expenses	91,921	25,610

Total operating expenses	91,921	25,610

Net loss from operations	(91,921)	(25,610)

Other Income:
Gain on forgiveness of debt	8,713	-
Total other income	8,713	-

Net loss before income taxes	(83,208)	(25,610)

Provision for income taxes	-	-

Net loss	$(83,208)	$(25,610)

Net loss per share - basic and diluted	$(0.02)	$(0.00)

Weighted average shares outstanding - basic and diluted	5,461,500	5,461,500

See accompanying notes, which are an integral part of these financial statements.

NOWTRANSIT INC

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

							Total
	Series A Convertible				Additional		Stockholders'
	Preferred Stock		Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, August 31, 2020	-	-	5,461,500	$546	$20,854	$(8,582)	$12,818

Net loss for the year ended August 31, 2021	-	-	-	-	-	(25,610)	(25,610)
Balance, August 31, 2021	-	$-	5,461,500	$546	$20,854	$(34,192)	$(12,792)

Issuance of preferred stock for cash	100,000	10	-	-	99,990	-	100,000
Forgiveness of related party debt	-	-	-	-	10,393	-	10,393
Net loss for the year ended August 31, 2022			-	-	-	(83,208)	(83,208)
Balance, August 31, 2022	100,000	$10	5,461,500	$546	$131,237	$(117,400)	$14,393

See accompanying notes, which are an integral part of these financial statements.

NOWTRANSIT INC

STATEMENTS OF CASH FLOWS

	For the	For the
	Year Ended	Year Ended
	August 31,	August 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(83,208)	$(25,610)
Adjustments to reconcile net loss to cash used in operating activities:
Gain on forgiveness of debt	(8,713)	-

Changes in assets and liabilities:
Prepaid expenses	4,279	(4,279)
Accounts payable	1,860	-
Accrued interest - related party	-	450
Net cash used in operating activities	(85,782)	(29,439)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on loan	-	(298)
Proceeds from related party	-	2,893
Proceeds from loan payable	-	1,200
Proceeds from note payable - related party	-	7,050
Proceeds from issuance of preferred stock	100,000	-
Net cash provided by financing activities	100,000	10,845

Net increase (decrease) in cash	14,218	(18,594)

Cash at beginning of period	2,035	20,629

Cash at end of period	$16,253	$2,035

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of loan payable - related party to loan payable	$-	$8,251
Forgiveness of related party debt	$10,393	$-

See accompanying notes, which are an integral part of these financial statements.

NOWTRANSIT INC

NOTES TO THE FINANCIAL STATEMENTS

For the years ended August 31, 2022 and 2021

NOTE 1: ORGANIZATION AND BASIS OF PRESENTATION

Nowtransit Inc. (the “Company,” “us,” “we”) was incorporated in the State of Nevada on July 8, 2019. We have not generated material revenues, have minimal assets and have incurred losses since inception. We were formed to engage in the online delivery business, but in connection with the Change of Control described in the following paragraph, the Company has terminated its plans in the online delivery business. Since the Change of Control, we commenced seeking new business opportunities in the United States.

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

NOTE 2: GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $117,400 as of August 31, 2022, and $34,192 as of August 31, 2021. The Company had losses of $83,208 for the fiscal year ended August 31, 2022, and $25,610 for the fiscal year ended August 31, 2021, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Economic downturns, including the recession we may be entering, combined with high inflation and investor uncertainties may increase our requirements for capital, particularly if such economic downturn persists for an extended period of time or after we have acquired an operating entity, and may limit or hinder our ability to obtain the funding we require. If the amount of capital we are able to raise from financing activities, together with any revenues we may generate from future operations, is not sufficient to satisfy our capital needs, the Company’s future operating results may be materially adversely affected.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity date of three months or less to be cash equivalents. The Company had $16,253 and $2,035 in cash as of August 31, 2022 and 2021, respectively, and no cash equivalents.

Concentration of Credit Risks

The Company maintains funds in a financial institution that is a member of the Federal Deposit Insurance Corporation. As such, funds are insured based on Federal Reserve limits. At August 31, 2022 and 2021, the Company did not have cash deposits in excess of these insured limits.

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

Due to the short-term nature, the carrying values of the Company’s current assets and liabilities approximated fair value at August 31, 2022 and 2021.

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

Basic and Diluted Loss Per Share

The Company computes loss per share in accordance with FASB ASC 260 “Earnings per Share.” Basic loss per share is computed by dividing net income (loss) available to common shareholder by the weighted average number of outstanding shares of common stock during the period. Diluted loss per share gives effect to all dilutive potential shares of common stock outstanding during the period. Dilutive loss per share excludes all potential shares of common stock if their effect is anti-dilutive. As of August 31, 2022, there were 300,000 issuable securities from Series A Convertible Preferred Stock that were excluded from the calculation of diluted loss per share because their effect would have been anti-dilute. As of August 31, 2021, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

NOTE 4: LOAN PAYABLE

On May 6, 2020, the Company entered into a loan agreement with a third party for $760. The loan was without interest and payable upon demand. During the fiscal year ended August 31, 2021, the Company reclassified the amount of $8,251 from Due to Related Parties to Loan Payable. This amount represents a loan made to the Company by its former President, Ivan Homici, including $1,200 received during the fiscal year ended August 31, 2021. Mr. Homici was no longer considered a related party of the Company at August 31, 2021. Also during the fiscal year ended August 31, 2021, the Company applied the balance of $298 in a bank account to the amount owed to Mr. Homici. On February 11, 2022, the third party loan in the amount of $760 and the loan from Mr. Homici in the amount of $7,953 were forgiven resulting in a gain on forgiveness of debt in the amount of $8,713. At August 31, 2022 and 2021, the amount classified as Loan Payable on the Company’s balance sheet is $0 and $8,713, respectively.

NOTE 5: DUE TO RELATED PARTIES

In August 2021, the Company received a loan in the amount of $2,893 from Justin Earl, its President and a director. On August 16, 2022 the loan from Mr. Earl in the amount of $2,893 was forgiven. The related party loan forgiveness is considered a capital transaction and is included in Additional-paid-in capital on the Company’s balance sheet. At August 31, 2022 and 2021, the amount of loans due to Mr. Earl was $0 and $2,893, respectively.

NOTE 6: NOTE PAYABLE – RELATED PARTIES

On August 31, 2021, the Company entered into a Promissory Note agreement (the “OO Marketing Promissory Note”) with OO Marketing, a consulting firm owned by Justin Earl, the Company’s President and director, in the principal amount of $7,050. The OO Marketing Promissory Note was unsecured, bore a one-time interest charge in the amount of $450, and was payable upon demand. During the fiscal year ended August 31, 2021, the Company recorded interest expense in the amount of $450 on the OO Marketing Promissory Note. On August 16, 2022, the OO Marketing Promissory Note in the amount of $7,050 and accrued interest in the amount of $450 was forgiven. The related party note payable forgiveness is considered a capital transaction and is included in Additional-paid-in capital on the Company’s balance sheet. At August 31, 2022, the amount due under the OO Marketing Promissory Note was principal and accrued interest of $0. At August 31, 2021, the amount due under the OO Marketing Promissory Note was principal of $7,050 and accrued interest of $450.

NOTE 7: STOCKHOLDERS’ EQUITY

Common Stock

The Company has 75,000,000, $0.0001 par value shares of voting common stock authorized.

There were no issuances of common stock during the years ended August 31, 2022 or 2021.

As of August 31, 2022 and 2021, there were 5,461,500 shares of common stock issued and outstanding.

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

The Company had 100,000 and 0 shares of Series A Convertible Preferred Stock, par value $0.0001, outstanding at August 31, 2022 and 2021, respectively.

NOTE 8: COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may become a party to litigation matters involving claims against it. At August 31, 2022, there are no current matters that would have a material effect on the Company’s financial position or results of operations. The Company has a month-to-month lease. Annual expense for the years ended August 31, 2022 and 2021 was $864 and $0, respectively.

NOTE 9: INCOME TAXES

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that a portion of the net deferred assets will not be realized. The ultimate realization of the net deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets at August 31, 2022 and 2021 will not be realizable.

Accordingly, management has maintained a full valuation allowance against its net deferred tax assets at August 31, 2022 and 2021. The net change in the total valuation allowance for the periods ended August 31, 2022 and 2021 was an increase of $17,474 and $5,378, respectively.

At August 31, 2022 and 2021, we had federal and state net operating loss carryforwards of approximately $24,654 and $7,180, respectively.

The income tax benefit (provision) is comprised of the following:

	Year ended August 31, 2022	Year ended August 31, 2021
Current:
Federal	$–	$–
State	$–	$–

A reconciliation of the United States statutory income tax rate to the effective income tax rate is as follows:

	Year ended August 31, 2022	Year ended August 31, 2021
United States federal statutory rate	21.00%	21.00%
State taxes net of federal benefit	0.00%	0.00%
Valuation allowance	(21.00%)	(21.00%)
	0.00%	0.00%

Deferred tax assets consisted of the following:

	August 31, 2022	August 31, 2021

Net operating loss carryforward	$24,654	$7,180
Valuation allowance	(24,654)	(7,180)
Deferred tax assets after valuation allowance	$–	$–

NOTE 10: RELATED PARTY TRANSACTIONS

During the fiscal year ended August 31, 2021, the Company’s former director provided office space to the Company at no charge.

From time to time, the Company has received loans from related parties for working capital purposes. During the year ended August 31, 2022, $10,393 in related party loans and interest were forgiven. See notes 5 and 6.

NOTE 11: SUBSEQUENT EVENTS

In accordance with FASB ASC Topic 855 “Subsequent Events,” the Company has analyzed its operations through the date the financial statements were issued and noted no items requiring disclosure.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer (who is also our principal financial officer) carried out an evaluation required by Rule 13a-15 or 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act. Based on his evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including our President who serves as principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2022 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013)(“COSO”).

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of August 31, 2022, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the material weaknesses described below. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, in its assessment of the effectiveness of internal control over financial reporting as of August 31, 2022, the Company’s management determined that there were control deficiencies resulting in the following material weaknesses.

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

5.

We did not maintain appropriate cash controls – As of August 31, 2022, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts.

6.

We did not implement appropriate information technology controls – As at August 31, 2022, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company’s management concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of August 31, 2022 based on criteria established in Internal Control—Integrated Framework issued by COSO. We plan to rectify these weaknesses by implementing an independent Board of Directors, establishing written policies and procedures for our internal control of financial reporting, and hiring additional accounting personnel at such time as we complete a reverse merger or similar business acquisition.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of August 31, 2022, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Delinquent Section 16(a) Reports

The Company does not have a class of equity securities registered pursuant to Section 12 of the Exchange Act; therefore, this Item is not applicable.

Item 11. Executive Compensation

Compensation of Executive Officers

The Company has not provided any compensation to its current or prior executive officers for the fiscal years ended August 31, 2022 and August 31, 2021.

Outstanding Equity Awards at Fiscal Year End

As of August 31, 2022, none of our named executive officers, which consists of our current President, held any unexercised options, stock awards that have not vested, or other equity incentive plan awards.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows the beneficial ownership of our common stock as of October 26, 2022 held by (i) each person known to us to be the beneficial owner of more than five percent (5%) of our common stock; (ii) each director; (iii) each executive officer; and (iv) all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting power and/or investment power with respect to the securities held.

The following table provides for percentage ownership assuming 5,461,500 shares of our common stock are issued and outstanding as of August 31, 2022. Unless otherwise indicated, the address of each beneficial holder of our common stock is our corporate address, 2825 East Cottonwood Parkway, Suite 500 - #5130, Salt Lake City, UT 84121.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned (1)	% of Shares of Common Stock Beneficially Owned
Justin Earl (2)	2,800,000	51.3%

(1) Applicable percentages are based on 5,461,500 shares of common stock outstanding as of October 26, 2022. The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 and 13d-5 of the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under SEC rules, a person is considered a “beneficial owner” of a security if that person has or shares power to vote or direct the voting of such security or the power to dispose of such security. A person is also considered to be a beneficial owner of any securities of which the person has a right to acquire beneficial ownership within 60 days.

(2) Mr. Earl is our President and sole director.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

During the fiscal year ended August 31, 2021, the Company’s then director provided office space to the Company at no charge.

During the fiscal year ended August 31, 2021, the Company received an additional $1,200 in loans from its then director to pay for the Company’s expenses. The director loan was subsequently forgiven.

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

Subsequent to the Change of Control, Mr. Earl, the Company’s sole director and President, has paid various expenses for the Company in the aggregate amount of $2,893. On August 16, 2022 the loan from Mr. Earl in the amount of $2,893 was forgiven. The related party loan forgiveness is considered a capital transaction and is included in Additional-paid-in capital on the Company’s balance sheet. At August 31, 2022 and 2021, the amount of loans due to Mr. Earl was $0 and $2,893, respectively.

On August 31, 2021, the Company entered into a Promissory Note agreement with OO Marketing, an entity controlled by Justin Earl, in the principal amount of $7,050. This note was unsecured, bore a one-time interest charge in the amount of $450, and was payable upon demand. During the fiscal year ended August 31, 2021, the Company recorded interest expense in the amount of $450 on the OO Marketing Promissory Note. On August 16, 2022, the OO Marketing Promissory Note in the amount of $7,050 and accrued interest in the amount of $450 was forgiven. The related party note payable forgiveness is considered a capital transaction and is included in Additional-paid-in capital on the Company’s balance sheet. At August 31, 2022, the Company owes OO Marketing the amount of $0 for principal and $0 for accrued interest due under this note.

Item 14. Principal Accountant Fees and Services

During fiscal year ended August 31, 2022, we incurred approximately $18,850 in fees to Spiegel Accountancy Corp. (“Spiegel”), our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the reviews of our financial statements for the fiscal year ended August 31, 2022.

The following table shows the fees paid to Spiegel for the fiscal years ended August 31, 2022 and 2021.

	Fiscal Year Ended August 31, 2022	Fiscal Year Ended August 31, 2021
Audit Fees (1)	$17,500	$6,750
Audit Related Fees (2)	-	-
Tax Fees	1,350	-
All Other Fees	-	-
Total	$18,850	$6,750

(1)

Audit fees consist of fees incurred in connection with the audit of our annual financial statements and the review of the interim financial statements included in our quarterly reports filed with the SEC.

(2)	Audit related fees – these fees are audit related consulting relating to registration statements.

PART IV

Item 15. Exhibits

Exhibits:

Exhibit #	Exhibit Description	Incorporated By Reference			Filed or Furnished Herewith
		Form	Date	Number
3.1(a)	Articles of Incorporation	S-1	11/4/2019	3.1

3.1(b)	Amendment to Articles of Incorporation	10-K	11/26/2021	3.1(B)

3.2	Bylaws	S-1	11/4/2019	3.2

3.3	Certificate of Designation of Series A Convertible Preferred Stock	10-K	11/26/2021	3.3

31.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).				Filed

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.				Furnished*

101	Interactive data files pursuant to Rule 405 of Regulation S-T				Filed

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				Filed

*This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

Item 16. Form 10-K Summary

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nowtransit Inc.

Dated: November 1, 2022	By:	/s/ Justin Earl
Justin Earl Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Justin Earl	Principal Executive Officer and Director	November 1, 2022
Justin Earl