Form 10-Q
period 2022-11-30
Nowtransit Inc
filed 2023-01-13
CIK 1784440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2022

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the practicable date:

Class	Outstanding as of January 10, 2023
Common Stock: $0.0001 par value	5,461,500

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

While the information presented in the accompanying financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”). In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. These financial statements should be read in conjunction with the Company's August 31, 2022 audited financial statements and notes thereto. Operating results for the three months ended November 30, 2022 are not necessarily indicative of the results that can be expected for the year ending August 31, 2023.

NOWTRANSIT INC.

BALANCE SHEETS

	November 30,	August 31,
	2022	2022
ASSETS	(Unaudited)
Current assets
Cash	$28,343	$16,253
Total current assets	28,343	16,253

Total assets	$28,343	$16,253

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$2,867	$1,860
Total liabilities	2,867	1,860

Stockholders' equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; 1,000,000 designated Series A Convertible	-	-
Preferred stock, Series A Convertible; $0.0001 par value, 140,000 and 100,000 shares issued and outstanding at November 30, 2022 and August 31, 2022, respectively	14	10
Common stock, $0.0001 par value, 75,000,000 shares authorized, 5,461,500 shares issued and outstanding	546	546
Additional paid-in capital	171,233	131,237
Accumulated deficit	(146,317)	(117,400)
Total stockholders' equity	25,476	14,393

Total liabilities and stockholders' equity	$28,343	$16,253

See accompanying notes, which are an integral part of these unaudited financial statements.

NOWTRANSIT INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the	For the
	Three Months Ended	Three Months Ended
	November 30,	November 30,
	2022	2021

Revenue	$-	$-

General and administrative expenses	28,917	14,089

Total operating expenses	28,917	14,089

Net loss from operations	(28,917)	(14,089)

Provision for income taxes	-	-

Net loss	$(28,917)	$(14,089)

Net loss per share - basic and diluted	$(0.01)	$(0.00)

Weighted average shares outstanding - basic and diluted	5,461,500	5,461,500

See accompanying notes, which are an integral part of these unaudited financial statements.

NOWTRANSIT INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended November 30, 2022 and 2021

							Total
	Series A Convertible				Additional		Stockholders'
	Preferred Stock		Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, August 31, 2021	-	$-	5,461,500	$546	$20,854	$(34,192)	$(12,792)

Issuance of preferred stock for cash	100,000	10	-	-	99,990	-	100,000
Net loss for the quarter ended November 30, 2021	-	-	-	-	-	(14,089)	(14,089)
Balance, November 30, 2021	100,000	$10	5,461,500	$546	$120,844	$(48,281)	$73,119

Balance, August 31, 2022	100,000	$10	5,461,500	$546	$131,237	$(117,400)	$14,393

Issuance of preferred stock for cash	40,000	4	-	-	39,996	-	40,000
Net loss for the quarter ended November 30, 2022	-	-	-	-	-	(28,917)	(28,917)
Balance, November 30, 2022	140,000	$14	5,461,500	$546	$171,233	$(146,317)	$25,476

See accompanying notes, which are an integral part of these unaudited financial statements.

NOWTRANSIT INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the	For the
	Three Months Ended	Three Months Ended
	November 30,	November 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(28,917)	$(14,089)
Adjustments to reconcile net loss to cash used in operating activities:

Changes in assets and liabilities:
Prepaid expenses	-	4,279
Accounts payable and accrued liabilities	1,007	3,909
Net cash used in operating activities	(27,910)	(5,901)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of preferred stock	40,000	100,000
Net cash provided by financing activities	40,000	100,000

Net increase (decrease) in cash and cash equivalents	12,090	94,099

Cash at beginning of period	16,253	2,035

Cash at end of period	$28,343	$96,134

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes, which are an integral part of these unaudited financial statements.

NOWTRANSIT INC.

NOTES TO THE FINANCIAL STATEMENTS

THREE MONTHS ENDED NOVEMBER 30, 2022 AND 2021

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

NOTE 2: GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $146,317 as of November 30, 2022 and $117,400 as of August 31, 2022. The Company had losses of $28,917 for the three months ended November 30, 2022, and $14,089 for the three months ended November 30, 2021, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

We may require additional capital for our operations and for any operating entity that we acquire. Economic downturns, including a recession, combined with high inflation and investor uncertainties may limit or hinder our ability to obtain the funding we require. If we are unable to raise capital or the amount of capital we are able to raise from financing activities, together with any revenues we may generate from future operations, is not sufficient to satisfy our capital needs, our future operating results may be materially adversely affected.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity date of three months or less to be cash equivalents. The Company had $28,343 and $16,253 in cash as of November 30, 2022 and August 31, 2022, respectively, and no cash equivalents.

Concentration of Credit Risks

The Company maintains funds in a financial institution that is a member of the Federal Deposit Insurance Corporation. As such, funds are insured based on Federal Reserve limits. At November 30, 2022 and August 31, 2022, the Company did not have cash deposits in excess of these insured limits.

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

Due to their short-term nature, the carrying values of the Company’s current assets and liabilities approximated fair value at November 30, 2022 and August 31, 2022.

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

Basic and Diluted Loss Per Share

The Company computes loss per share in accordance with FASB ASC 260 “Earnings per Share.” Basic loss per share is computed by dividing net income (loss) available to common shareholder by the weighted average number of outstanding shares of common stock during the period. Diluted loss per share gives effect to all dilutive potential shares of common stock outstanding during the period. Dilutive loss per share excludes all potential shares of common stock if their effect is anti-dilutive. During the three months ended November 30, 2022 and 2021, there were 420,000 and 300,000, respectively, potentially dilutive common shares outstanding with respect to convertible preferred stock (Note 7), which were anti-dilutive due to the Company's net loss for the period.

Recent Accounting Pronouncements

We have reviewed all recently issued but not yet effective accounting standards, and do not believe, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 4: STOCKHOLDERS’ EQUITY

Common Stock

The Company has 75,000,000, $0.0001 par value shares of voting common stock authorized.

There were no issuances of common stock during the three months ended November 30, 2022 or 2021.

As of November 30, 2022 and August 31, 2022, there were 5,461,500 shares of common stock issued and outstanding.

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

On November 22, 2022, the Company entered into a Stock Purchase Agreement with an accredited investor pursuant to which the Company sold to the purchaser 40,000 shares of the Series A at a purchase price of $1.00 per share (the “Offering”). The Company received $40,000 in gross proceeds from the Offering.

On November 3, 2021, the Company entered into a Stock Purchase Agreement with an accredited investor pursuant to which the Company sold to the purchaser 100,000 shares of the Series A at a purchase price of $1.00 per share (the “Offering”). The Company received $100,000 in gross proceeds from the Offering.

The Company had 140,000 and 100,000 shares of Series A Convertible Preferred Stock, par value $0.0001, outstanding at November 30, 2022 and August 31, 2022, respectively.

NOTE 5: COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may become a party to litigation matters involving claims against it. At November 30, 2022, there are no current matters that would have a material effect on the Company’s financial position or results of operations. The Company has a month-to-month office space lease. Rent expense for the three months ended November 30, 2022 and 2021 was $252 and $138, respectively.

NOTE 6: SUBSEQUENT EVENTS

The Company has evaluated events occurring subsequent to November 30, 2022 through the date these financial statements were issued and noted no items requiring disclosure.

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

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include those described elsewhere in this Report and in our Annual Report on Form 10-K for the fiscal year ended August 31, 2022 under “Item 1A. – Risk Factors.” We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

Overview

We have no operations since inception other than the expenditures related to running the Company, and we have not generated any revenue since inception. Our goal is to finalize a share exchange agreement with an early-stage nutraceutical company (the “Target”) and consummate the acquisition. However, we cannot assure we will close the acquisition.

Plan of Operation

On August 15, 2022, we executed a non-binding term sheet with the Target (the “Term Sheet”). The Term Sheet required the Share Exchange Agreement to be executed by September 15, 2022. Although it was not, we are continuing to pursue the acquisition under which the shareholders of the Target would receive approximately 84.43% of our outstanding common stock. In addition, the Term Sheet envisioned one or more investors investing $50,000 and receiving convertible preferred stock, convertible into approximately 0.84% of our outstanding common stock (the “Financing”). The Target recently consummated a financing in the amount of $50,000 with an investor and we therefore do not anticipate consummating the Financing if and when the reverse merger with the Target is consummated.

The evaluation and selection of a business opportunity is a complex and uncertain process. Our President has experience in management and business consulting, although no assurances can be given that he can identify and implement a viable business strategy or that any such strategy will result in profits. Our ability to effectively identify, develop and implement a viable plan for our business may be hindered by risks and uncertainties which are beyond our control, including without limitation, the impact of any recession caused by inflation and rising interest rates as well as the war in Ukraine and lingering effects, or new variants of, COVID-19. These factors may disproportionately affect smaller businesses which comprise our principal target. See Item 1A - Risk Factors in our Annual Report on Form 10-K for the fiscal year ended August 31, 2022, filed with the Securities and Exchange Commission (the “SEC”) on November 1, 2022.

During the next 12 month period we anticipate incurring costs in connection with investigating, evaluating and negotiating potential business combinations, filing SEC reports, and consummating an acquisition of an operating business. If we close the acquisition with the Target or a similar transaction with a third party these expenses will increase.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis and results of operations are based upon our accompanying financial statements for the three months ended November 30, 2022 and 2021, which have been prepared in conformity with U.S. generally accepted accounting principles, or U.S. GAAP, and which requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Note 3. Summary of Significant Accounting Policies, to the financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, describes the significant accounting policies and methods used in the preparation of the Company’s financial statements. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. These estimates are the basis for our judgments about the carrying values of assets and liabilities, which in turn may impact our reported revenue and expenses. Our actual results could differ significantly from these estimates under different assumptions or conditions.

Results Of Operations

THREE MONTHS ENDED NOVEMBER 30, 2022 COMPARED TO NOVEMBER 30, 2021

Our net loss for the three months ended November 30, 2022 was $28,917, compared to a net loss of $14,089 during the three months ended November 30, 2021. The Company has not generated any revenue in either period. The increase in net loss was due to an increase in general administrative expenses including professional fees in connection with the preparation of SEC reports and our ongoing search for a business to acquire and costs related to negotiations and due diligence in connection therewith. Expenses incurred were general administrative expenses of $28,917, during the three months ended November 30, 2022, compared to $14,089 during the three months ended November 30, 2021.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2022, our total assets were $28,343, consisting of cash.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities since inception. For the three months ended November 30, 2022, net cash flows used in operating activities was $27,910, consisting of our net loss of $28,917 and an increase of $1,007 in accounts payable and accrued liabilities. Cash flows used in operating activities for the three months ended November 30, 2021 was $5,901, consisting of our net loss of $14,089 and a decreases of $4,279 in prepaid expenses and an increase of $3,909 in accounts payable and accrued liabilities.

Cash Flows from Investing Activities

We have not engaged in any investing activities since our inception.

Cash Flows from Financing Activities

For the three months ended November 30, 2022 and 2021, net cash flows provided by financing activities was $40,000 and $100,000, respectively, consisting of gross proceeds from the sale of Series A Convertible Preferred Stock (the “Series A”) for cash as described in the following paragraphs.

On November 22, 2022, the Company entered into a Stock Purchase Agreement with an accredited investor pursuant to which the Company sold to the purchaser 40,000 shares of the Series A at a purchase price of $1.00 per share (the “Offering”). The Company received $40,000 in gross proceeds from the Offering.

On November 3, 2021, the Company entered into a Stock Purchase Agreement with an accredited investor pursuant to which the Company sold to the purchaser 100,000 shares of the Company’s Series A at a purchase price of $1.00 per share. The Company received $100,000 in gross proceeds from the Offering. Each share of the Series A is convertible into three shares of the Company’s common stock.

PLAN OF OPERATION AND FUNDING

Our existing working capital is expected to be adequate to fund our operations over the next 12 months, unless we are able to reach an understanding with a target which will cause us to incur material professional fees. In that event, we will have to borrow funds from our President or seek other funding. Because of the Securities and Exchange Commission’s amended Rule 15c2-11, the OTC Markets specifies that a shell company can only continue to publicly trade for 18 months following its initial quotation by a market maker. As a result, we are under some pressure to consummate a reverse merger as soon as possible in order to continue to be eligible for public quotation on the OTC Markets. We have financed operations to date through the proceeds of loans from insiders and the private placement of equity. We expect we will need to raise additional capital to meet long-term operating requirements, particularly if we close a reverse merger resulting in our acquisition of an operating business.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of November 30, 2022 (the “Evaluation Date”), the Company’s management evaluated, with participation of its principal executive officer, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Company’s principal executive officer concluded that the Company’s disclosure controls and procedures were ineffective as of November 30, 2022.

Management assessed the effectiveness of its internal control over financial reporting as of the Evaluation Date based on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. The material weaknesses identified during management’s assessment were (i) a lack of sufficient internal accounting resources; (ii) a lack of segregation of duties to ensure adequate review of financial statement preparation, (iii) lack of an independent board of directors or audit committee, and (iv) lack of written documentation of our internal control policies and procedures. In light of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting at the Evaluation Date. We plan to rectify these weaknesses by establishing written policies and procedures for our internal control of financial reporting and hiring additional accounting personnel at such time as we raise sufficient capital to do so. There were no changes in controls during the quarter ended November 30, 2022.

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

Item 2. Unregistered Sales Of Equity Securities and Use Of Proceeds

On November 22, 2022, the Company entered into a Stock Purchase Agreement with an accredited investor pursuant to which the Company sold to the purchaser 40,000 shares of the Series A at a purchase price of $1.00 per share (the “Offering”). The Company received $40,000 in gross proceeds from the Offering. Each share of the Series A is convertible into three shares of the Company’s common stock at the holder’s discretion. The offer and sale of the Series A was not registered under the Securities Act of 1933 and was exempt from registration pursuant to Section 4(a)(2) thereof and Rule 506(b) promulgated thereunder.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit #	Exhibit Description	Incorporated By Reference			Filed or Furnished Herewith
		Form	Date	Number
3.1(a)	Articles of Incorporation	S-1	11/4/2019	3.1

3.1(b)	Amendment to Articles of Incorporation	10-K	11/26/2021	3.1B

3.2	Bylaws	S-1	11/4/2019	3.2

3.3	Certificate of Designation of Series A Convertible Preferred Stock	10-K	11/26/2021	3.3

10.1	Stock purchase agreement dated November 3, 2021*	10-Q	1/14/2022	10.1

10.2	Stock purchase Agreement dated November 22, 2022*				Filed

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)				Filed

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002				Furnished**

101	Inline Interactive data files pursuant to Rule 405 of Regulation S-T				Filed

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Certain schedules, appendices and exhibits have been omitted in accordance with Item 601 of Regulation S-K. A copy of any omitted schedule, appendix and/or exhibit will be furnished supplementally to the Staff of the Securities and Exchange Commission upon request.

**This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nowtransit Inc.

Dated: January 13, 2023	By:	/s/ Justin Earl
Justin Earl Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Justin Earl	Principal Executive Officer and Director	January 13, 2023
Justin Earl