Form 10-Q
period 2023-03-31
Nowtransit Inc
filed 2023-05-15
CIK 1784440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

2722 South West Temple

Salt Lake City, UT 84115

(Address of principal executive offices)

Registrant’s telephone number, including area code: (801) 949-0791

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the practicable date:

Class	Outstanding as of May 5, 2023
Common Stock: $0.0001 par value	39,832,600

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

While the information presented in the accompanying financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”). In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. These financial statements should be read in conjunction with the Company's December 31, 2022 audited financial statements and notes thereto. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that can be expected for the year ending December 31, 2023.

NOWTRANSIT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$9,464	$11,569
Accounts receivable, net	3,849	7,761
Inventory	14,063	12,278
Total current assets	27,376	31,608

Total Assets	$27,376	$31,608

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$15,235	$3,435
Due to related parties	101,131	45,356
Total current liabilities	116,366	48,791

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock: $0.0001 par value, 5,000,000 shares authorized;1,000,000 designated Series A Convertible	-	-
Preferred stock: $0.0001 par value, 140,000 shares authorized; 140,000 shares issued and outstanding at March 31, 2023 and December 31, 2022	14	14
Common stock: $0.0001 par value, 75,000,000 shares authorized; 39,832,600 and 5,461,500 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	3,983	546
Additional paid-in capital	154,312	158,840
Accumulated deficit	(247,299)	(176,583)
Total stockholders' equity (deficit)	(88,990)	(17,183)
Total Liabilities and Stockholders' Equity (Deficit)	$27,376	$31,608

See accompanying notes to the unaudited condensed consolidated financial statements.

NOWTRANSIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2023	2022

Revenues	$32,337	$279
Cost of goods sold	(4,746)	(65)
Gross profit	27,591	214

Operating Expenses:
General and administrative expenses	92,307	150
Consulting fees	6,000	4,275
Total Operating Expenses	98,307	4,425

Loss from Operations	(70,716)	(4,211)

Net loss	(70,716)	(4,211)

Net loss per common share - basic and diluted	$(0.01)	$(0.00)

Weighted average common shares outstanding - basic and diluted	13,863,324	2,917,745

See accompanying notes to the unaudited condensed consolidated financial statements.

NOWTRANSIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) FOR THE THREE MONTHS ENDED MARCH 31, 2023 & 2022 (Unaudited)

					Additional
	Common Stock		Preferred Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2021	2,890,951	$289	-	$-	$4,836	$(6,133)	$(1,008)
Common shares issued for services	2,284,556	228	-	-	3,822	-	4,050
Common shares issued to related parties for services	126,920	13	-	-	212	-	225
Net loss	-	-	-	-	-	(4,211)	(4,211)
Balance at March 31, 2022	5,302,427	$530	-	$-	$8,870	$(10,344)	$(944)

Balance at December 31, 2022	5,461,500	$546	140,000	$14	$158,840	$(176,583)	$(17,183)
Recapitalization March 10, 2023	34,371,100	3,437	-	-	(4,528)	-	(1,091)
Net loss	-	-	-	-	-	(70,716)	(70,716)
Balance at March 31, 2023	39,832,600	$3,983	140,000	$14	$154,312	$(247,299)	$(88,990)

See accompanying notes to the unaudited condensed consolidated financial statements.

NOWTRANSIT INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,
	2023	2022

Cash Flows From Operating Activities
Net loss	$(70,716)	$(4,211)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued to related parties for services	-	225
Stock issued for services	-	4,050
Changes in operating activities:
Accounts receivable	3,912	(279)
Inventory	(1,785)	(734)
Accounts payable	1,916	-
Net Cash Used in Operating Activities	(66,673)	(949)

Cash Flows From Investing Activities	-	-

Cash Flows From Financing Activities
Advances from related parties	73,727	1,905
Repayment to related parties	(17,952)	-
Cash acquired in recapitalization	8,793	-
Net Cash Provided by Financing Activities	64,568	1,905

Net Increase in Cash	(2,105)	956
Cash at Beginning of Period	11,569	100
Cash at End of Period	$9,464	$1,056

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

NOWTRANSIT INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

Note 1 - Nature of Organization

Nowtransit Inc. (the “Company,” “us,” “we,” “Nowtransit”) was incorporated in the State of Nevada on July 8, 2019. Through March 10, 2023 we had no operations and had not generated any material revenues since inception. Effective March 10, 2023, we closed on a Share Exchange Agreement with Best 365 Labs Inc. (“Best”), a Nevada corporation, wherein we acquired all of the shares of Best and Best became a wholly owned subsidiary of the Company (see Note 2).

Best was incorporated on October 12, 2021 in the State of Nevada. Best sells clinically-tested, affordably priced products to naturally battle the onslaught of bacteria and viruses through online sales and in various other distribution channels. Presently, the Company is selling Be On-Guard Mouth Spray, Be On-Guard Nasal Spray, Be On-Guard Brain Fog Support, ADHD 365 maximum brain support, and EZ Safer Surface Cleaner.

Note 2 - Reorganization & Recapitalization

On February 13, 2023, Nowtransit entered into a Share Exchange Agreement with Best and the shareholders of Best who collectively owned 9,588,000 shares of Best common stock, or 100% of the outstanding shares of Best common stock. The transaction consummated on March 10, 2023 (the “Closing”).

Upon the Closing, the Company issued the Best shareholders 34,371,100 shares of the Company’s common stock (see Note 6), representing approximately 85.39% of the shares of the Company’s common stock to be outstanding, in exchange for all of the shares of Best common stock held by Best shareholders. The transaction was accounted for as a reserve merger by Nowtransit and resulted in a recapitalization with Best being the accounting acquirer and Nowtransit being the accounting acquiree. As such, the consolidated financial statements presented are the historical financial statements of Best with retroactive adjustments to reflect the equity of Nowtransit, and the operations of Nowtransit from March 10, 2023, the effective date of the merger. Since Nowtransit was the legal acquirer, the resulting financial statements are in the name of Nowtransit. All share and per share information in the accompanying condensed consolidated financial statements and footnotes have been retroactively restated to reflect the recapitalization.

The following table summarizes the assets acquired and the liabilities assumed at the acquisition date of March 10, 2023:

Cash	$8,793
Accounts Payable	(8,870)
Credit Card Liability	(1,014)
Net Assets (Liabilities) Assumed	$(1,091)

During the three months ended March 31, 2023 the Company reported $0 in revenue and $5,295 in expenses for the accounting acquiree (Nowtransit) since the acquisition date (March 10, 2023).  Had Nowtransit and Best been combined since January 1, 2023 they would have reported revenues of $32,337, gross profit of $27,591, total operating expenses of $117,417, and a net loss of $89,826.

Note 3 - Going Concern

The condensed consolidated financial statements have been prepared on a going concern basis which assumes the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the condensed consolidated financial statements, the Company had minimal revenues and a net loss during the three months ended March 31, 2023 and is showing total liabilities in excess of total assets. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is attempting to commence full-scale operations and generate sufficient revenue; however, the Company’s cash position may not be sufficient to support the Company’s daily operations long-term. Management intends to raise additional funds by way of a private or public offering. While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

Note 4 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and19 Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with US GAAP, have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited financial statements. The financial statements are presented in US dollars and the Company has adopted a December 31 year end.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks and any highly liquid investments with a maturity of three months or less to the extent the funds are not being held for investment purposes. As of March 31, 2023 and December 31, 2022, the Company had no cash equivalents.

The Company maintains one account at Wells Fargo Bank. Accounts at this institution are insured by the Federal Deposit Insurance Corporation up to $250,000.

Accounts Receivable and Allowance for Doubtful Accounts

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. The Company records an allowance for doubtful accounts that is based on historical trends, customer knowledge, any known disputes, and considers the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Accounts and receivables are written off against the allowance after all attempts to collect a receivable have failed. As of March 31, 2023 and December 31, 2022, the allowance for doubtful accounts was $0.

Inventory

The Company’s inventory is recognized in accordance with Accounting Standards Codification (“ASC”) 303. The Company uses the lower of cost (determined using the first-in, first-out method) or net realizable value for valuing inventories. As of March 31, 2023 and December 31, 2022 the Company had $14,063 and $12,278 of finished goods on hand, respectively.

Income Taxes

The provision for income taxes and deferred income taxes are determined using the asset and liability method. Deferred tax assets and liabilities are determined based on temporary differences between the financial carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse. On a periodic basis, the Company assesses the probability that its net deferred tax assets, if any, will be recovered. If after evaluating all of the positive and negative evidence, a conclusion is made that it is more likely than not that some portion or all of the net deferred tax assets will not be recovered, a valuation allowance is provided by a charge to tax expense to reserve the portion of the deferred tax assets which are not expected to be realized.

Revenue Recognition

The Company’s revenue is recognized in accordance with Accounting Standards Codification 606. The Company, through its online websites, operates in the Immune health supplement market. In addition to the website the Company has a Seller Central listing with Amazon and sells three products through the Amazon online platform. The Company offers products – Be-OnGuard Nasal Spray used against nasal bacteria, viruses and allergens; Be-OnGuard Mouth Spray used against oral bacteria, viruses and allergens; and Be-OnGuard EZ Safer Air used against airborne bacteria, viruses and allergens; Be On-Guard Brain Fog Support; and ADHD 365 maximum strength brain support. The Company’s performance obligation is to deliver product to customers therefore revenue is recognized once delivery occurs. Customers will remit payment at the time of order placement, therefore payment received by the Company prior to product delivery is recorded as deferred revenue. As of March 31, 2023 and December 31, 2022 deferred revenue was $0. Shipping and handling costs that occur are paid by the customer and is not recorded as revenue.

Advertising Costs

Advertising costs are expensed as incurred. During the three months ended March 31, 2023 and 2022, the Company incurred advertising costs of $25,562 and $0, respectively.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants. There were no potentially dilutive common shares outstanding as of March 31, 2023.

Recent Accounting Pronouncements

The Company has reviewed all the recent accounting pronouncements issued to date of the issuance of these financial statements and has determined that there have been no standards that had, or will have, a material impact on its consolidated financial statements.

Note 5 - Related Party Transactions

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. Amounts represent advances or amounts paid in satisfaction of liabilities.

During the three months ended March 31, 2023 the Company purchased $7,093 worth of inventory from Ageless Holdings, LLC (“Ageless”), an entity owned and controlled by the Company’s members of management and board of directors, all of which was paid for as of March 31, 2023. Additionally, the Company received $73,727 worth of advances from Ageless to pay for operating expenses and the Company paid back $17,952 of the advances.

As of March 31, 2023 and December 31, 2022, the Company owed related parties a total of $101,131 and $45,356, respectively.

During the three months ended March 31, 2022 the Company’s CEO advanced the Company $106 and the Company purchased $799 worth of inventory from Ageless. Additionally, the Company received $1,000 worth of advances from Ageless to pay for operating expenses. The Company also issued 126,920 common shares to related parties for consulting services (see Note 6).

Note 6 - Equity

Common Stock

The Company has 75,000,000, $0.0001 par value shares of voting common stock authorized.

During the three months ended March 31, 2023, the Company issued 34,371,100 shares of common stock to Best shareholders in exchange for all of the shares of Best common stock (see Note 2) resulting in an increase in common stock of $3,437 and a decrease in additional paid-in-capital of $4,528.

During the three months ended March 31, 2022, the Company issued 2,284,556 shares to third parties for consulting services valued at $4,050 and issued 126,920 shares to related parties for consulting services valued at $225.

As of March 31, 2023 and December 31, 2022, the Company had 39,832,600 and 5,461,500 shares of common stock issued and outstanding, respectfully.

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

During the three months ended March 31, 2023 and 2022 there were no issuances of preferred stock. As of March 31, 2023 and December 31, 2022, the Company had 140,000 shares of Series A Convertible Preferred Stock outstanding.

Note 7 - Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through May 15, 2023, the date when the financial statements were available to be issued, to determine if they must be reported. Management of the Company determined that there are no material subsequent events to be disclosed other than those described below.

Subsequent to March 31, 2023, the Company received advances of $1,850 from related parties and made repayments of $7,480.

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

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include those described elsewhere in this Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 under “Item 1A. – Risk Factors.” We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

Overview

We have limited operations since inception other than the expenditures related to running the Company, and we have generated minimal revenues and a net loss during the three months ended March 31, 2023, and is showing total liabilities in excess of total assets. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is attempting to commence full-scale operations and generate sufficient revenue; however, the Company’s cash position may not be sufficient to support the Company’s daily operations long-term. Management intends to raise additional funds by way of a private or public offering. While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

Plan of Operation

On February 13, 2023, Nowtransit Inc. entered into the Exchange Agreement with Best 365 Labs Inc. (“Best”) and the shareholders of Best who collectively owned 9,588,000 shares of Best common stock, or 100% of the outstanding shares of Best common stock. The transaction consummated on March 10, 2023 (the “Closing”).

Upon the Closing, the Company issued the Best shareholders 34,371,100 shares of the Company’s common stock, representing approximately 85.39% of the shares of the Company’s common stock to be outstanding, in exchange for all of the shares of Best common stock held by Best shareholders. The transaction was accounted for as a reserve merger. Best was the accounting acquirer and Nowtransit the accounting acquiree. As such, the consolidated financial statements presented are the historical financial statements of Best with retroactive adjustments to reflect the equity of Nowtransit. Since Nowtransit was the legal acquirer, the resulting financial statements are in the name of Nowtransit.

During the next 12 month period, the Company will continue to develop, market and sell clinically-tested, affordably priced products to naturally battle the onslaught of bacteria and viruses through online sales and in various other distribution channels. Presently, the Company has developed and is marketing Be On-Guard Mouth Spray, Be On-Guard Nasal Spray, EZ Safer Surface Cleaner, Be On-Guard.Brain Fog Support and ADHD 365 maximum strength brain support.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis and results of operations are based upon our accompanying financial statements for the three months ended March 31, 2023, which have been prepared in conformity with U.S. generally accepted accounting principles, or U.S. GAAP, and which requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Note 3. Summary of Significant Accounting Policies, to the financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, describes the significant accounting policies and methods used in the preparation of the Company’s financial statements. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. These estimates are the basis for our judgments about the carrying values of assets and liabilities, which in turn may impact our reported revenue and expenses. Our actual results could differ significantly from these estimates under different assumptions or conditions.

Results Of Operations

THREE MONTHS ENDED MARCH 31, 2023 COMPARED TO MARCH 31, 2022

Our net loss for the three months ended March 31, 2023 was $70,716, compared to a net loss of $4,211 during the three months ended March 31, 2022. The Company has generated minimal revenue in either period. The increase in net loss was due to an increase in general administrative expenses including professional fees in connection with the preparation of SEC reports, marketing and promotions and our completion of the reverse merger. Expenses incurred were general administrative expenses of $92,307, during the three months ended March 31, 2023, compared to $150 during the three months ended March 31, 2022.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2023, our total assets were $27,376, consisting of cash, accounts receivable and inventory.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities since inception. For the three months ended March 31, 2023, net cash flows used in operating activities was $66,673, consisting of our net loss of $70,716 offset by changes in operating activities of $4,043. For the three months ended March 31, 2022, net cash flows used in operating activities was $949, consisting of our net loss of $4,211 plus changes in operating activities of $1,013, offset by stock issued for services of $4,275.

Cash Flows from Investing Activities

We have not engaged in any investing activities since our inception.

Cash Flows from Financing Activities

For the three months ended March 31, 2023 net cash flows provided by financing activities was $64,568, consisting of cash acquired in recapitalization of $8,793 and advances from related parties of $73,727 offset by repayments to related parties of $17,952.  For the three months ended March 31, 2022, net cash flows used in financing activities was $1,905, consisting of advances from related parties.

PLAN OF OPERATION AND FUNDING

Currently, the Company is in the process of offering a private placement to accredited investors to raise up to $1,000,000. Once the private placement is complete the Company will begin the process of preparing and filing Form 1-A with the SEC.

The Nowtransit management team plans to focus on gaining traction for its mental health and general wellness products. The primary focus will initially be on our mental and wellness products. Best 365 Labs, Inc has filed for a provisional patent on its mental wellness, natural products which is an additional reason we plan to focus and grow this sector of the products. With the Global Mental Health Marketplace currently valued at $383.31 billion annually and with 41 million people holding a prescription for Adderall that the market conditions are idea for us to offer our natural substitute product options (which are also unique). Management believes with adequate advertising and marketing funds that substantial clients could be acquired in these categories.

Management believes that several current Adderall users would be open to a dietary supplement alternative, e.g., our ADHD 365 Tablets (www.365ADHD.com). In addition, we believe that the 1-14 Americans currently suffering brain fog will take a serious look at our Be-OnGuard Brain Fog Support (www.Mindfoghelp.com). In addition, we are marketing the product www.NattyAddy.com and believes it has immense potential especially with the college students.

To support and test our assumptions the current management team has been building introductory sales channels including Amazon as well as other direct vendors. Return on Ad Spend “ROAS” so far has been initially promising on these test channels, i.e., close to 3:1. Management believes that Google and Amazon sales could be substantially grown through additional advertising spends.

In addition, management is under an NDA but is exploring a health and mental wellness app that could offer very compelling data on our suite of products. The psychiatrist we are exploring this concept with has 40 plus years’ experience. As a management team our objective is to deliver unique products at very affordable prices to the masses that enrich and empower their lives.

Currently management is looking to raise $1 million dollars at $0.50 cents a share in a private placement for accredited investors. Management believes that these resources will place the company on a $10 million revenue trajectory. Once this raise is completed the plan is to raise an additional $6 million in capital through a REG A offering. Though no price on the REG A has been set it still has to be written up and cleared by the SEC, management’s initial plan is for those shares to be offered at $1.50 to $2 per share. The company then plans to work to get the company on a $25 million revenue trajectory and work toward a NASDAQ listing which is a management objective for mid-2024.

Currently, the Best 365 Labs Inc. suite of products are not drugs and not under the FDA. The products are considered Dietary Supplements and General wellness and are governed under the DSHEA. We do have a medical director who is a practicing and license with 40 years of experience and a Respiratory Therapist. We are not against prescription drugs we are for health, wellness, longevity and having people take ownership of their health and wellness. We our potential patent protection, uniqueness, and effectiveness especially in the mental health and wellness category management truly believes the opportunity for growth is immense. Further management believes that if they can secure the funding that the plan.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Going Concern

There is no historical financial information about us upon which to base an evaluation of our performance. We have minimal operations, cumulative losses, and have generated minimal revenues. Our business is subject to risks inherent in marketing products in a competitive market as we continue to sell clinically-tested, affordably priced products to naturally battle the onslaught of bacteria and viruses through online sales and in various other distribution channels. Presently, the Company is marketing Be On-Guard Mouth Spray, Be On-Guard Nasal Spray,EZ, Safer Surface Cleaner, Be On-Guard Brain Fog Support and ADHD 365 maximum strength brain support, while also having limited capital resources and expecting possible cost overruns due to price and cost increases in services and products.

There can be no assurance that future financing will be available to us on acceptable terms or at all. If financing is not available on satisfactory terms as and when needed, we may be unable to commence, develop or expand our operations. Equity financing could result in additional dilution to existing stockholders.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2023 (the “Evaluation Date”), the Company’s management evaluated, with participation of its principal executive officer, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Company’s principal executive officer concluded that the Company’s disclosure controls and procedures were ineffective as of March 31, 2023.

Management assessed the effectiveness of its internal control over financial reporting as of the Evaluation Date based on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. The material weaknesses identified during management’s assessment were (i) a lack of sufficient internal accounting resources; (ii) a lack of segregation of duties to ensure adequate review of financial statement preparation, (iii) lack of an independent board of directors or audit committee, and (iv) lack of written documentation of our internal control policies and procedures. In light of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting at the Evaluation Date. We plan to rectify these weaknesses by establishing written policies and procedures for our internal control of financial reporting and hiring additional accounting personnel at such time as we raise sufficient capital to do so. There were no changes in controls during the quarter ended March 31, 2023.

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

Item 2. Unregistered Sales Of Equity Securities and Use Of Proceeds

None

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit #	Exhibit Description	Incorporated By Reference			Filed or Furnished Herewith
		Form	Date	Number
3.1(a)	Articles of Incorporation	S-1	11/4/2019	3.1

3.1(b)	Amendment to Articles of Incorporation	10-K	11/26/2021	3.1B

3.2	Bylaws	S-1	11/4/2019	3.2

10.1	Stock purchase agreement dated August 29, 2022*				Filed

10.2	Stock purchase Agreement dated October 19, 2022*				Filed

10.3	Stock purchase Agreement dated December 20, 2022				Filed

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)				Filed

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002				Furnished**

101	Inline Interactive data files pursuant to Rule 405 of Regulation S-T				Filed

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Nowtransit Inc.

Dated: May 15, 2023	By:	/s/ Darren Lopez
Darren Lopez Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Darren Lopez	Principal Executive Officer and Director	May 15, 2023
Darren Lopez