Form 10-Q
period 2023-06-30
Nowtransit Inc
filed 2023-08-11
CIK 1784440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the practicable date:

Class	Outstanding as of August 8, 2023
Common Stock: $0.0001 par value	40,392,600

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

While the information presented in the accompanying financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”). In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. These financial statements should be read in conjunction with the Company's December 31, 2022 audited financial statements and notes thereto. Operating results for the six months ended June 30, 2023 are not necessarily indicative of the results that can be expected for the year ending December 31, 2023.

NOWTRANSIT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$30,317	$11,569
Accounts receivable, net	15,820	7,761
Inventory	15,830	12,278
Prepaid Expenses	1,000	-
Total current assets	62,967	31,608

Total Assets	$62,967	$31,608

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$901	$3,435
Due to related parties	116,318	45,356
Total current liabilities	117,219	48,791

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock: $0.0001 par value, 5,000,000 shares authorized; 1,000,000 designated Series A Convertible	-	-
Preferred stock: $0.0001 par value, 140,000 shares authorized; 140,000 shares issued and outstanding at June 30, 2023 and December 31, 2022	14	14
Common stock: $0.0001 par value, 75,000,000 shares authorized; 40,312,600 and 5,461,500 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	4,031	546
Additional paid-in capital	274,264	158,840
Accumulated deficit	(332,561)	(176,583)
Total stockholders' equity (deficit)	(54,252)	(17,183)
Total Liabilities and Stockholders' Equity (Deficit)	$62,967	$31,608

See accompanying notes to the unaudited condensed consolidated financial statements.

NOWTRANSIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Revenues	$69,465	$8,049	$101,802	$8,328
Cost of goods sold	(9,499)	(982)	(14,245)	(1,047)
Gross profit	59,966	7,067	87,557	7,281

Operating Expenses:
General and administrative expenses	138,728	8,445	231,035	8,595
Consulting fees	6,500	500	12,500	4,775
Total Operating Expenses	145,228	8,945	243,535	13,370

Loss from Operations	(85,262)	(1,878)	(155,978)	(6,089)

Net loss	$(85,262)	$(1,878)	$(155,978)	$(6,089)

Net loss per common share - basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average common shares outstanding - basic and diluted	39,841,872	9,400,000	26,775,330	7,274,309

See accompanying notes to the unaudited condensed consolidated financial statements.

NOWTRANSIT INC
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED
JUNE 30, 2023 & 2022
(Unaudited)
					Additional
	Common Stock		Preferred Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2021	2,890,951	$289	-	$-	$4,836	$(6,133)	$(1,008)
Common shares issued for services	2,284,556	228	-	-	3,822	-	4,050
Common shares issued to related parties for services	126,920	13	-	-	212	-	225
Net loss	-	-	-	-	-	(4,211)	(4,211)
Balance at March 31, 2022	5,302,427	530	-	-	8,870	(10,344)	(944)
Net Loss	-	-	-	-	-	(1,878)	(1,878)
Balance as June 30, 2022	5,302,427	$530	-	$-	$8,870	$(12,222)	$(2,822)

Balance at December 31, 2022	5,461,500	$546	140,000	$14	$158,840	$(176,583)	$(17,183)

Recapitalization March 10, 2023	34,371,100	3,437	-	-	(4,528)	-	(1,091)
Net loss	-	-	-	-	-	(70,716)	(70,716)
Balance at March 31, 2023	39,832,600	3,983	140,000	14	154,312	(247,299)	(88,990)
Common shares issued for cash	480,000	48	-	-	119,952	-	120,000
Net Loss	-	-	-	-	-	(85,262)	(85,262)
Balance as June 30, 2023	40,312,600	$4,031	140,000	$14	$274,264	$(332,561)	$(54,252)

See accompanying notes to the unaudited condensed consolidated financial statements.

NOWTRANSIT INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
	2023	2022

Cash Flows From Operating Activities
Net loss	$(155,978)	$(6,089)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued to related parties for services	-	225
Stock issued for services	-	4,050
Changes in operating activities:
Accounts receivable	(8,059)	(772)
Inventory	(3,552)	(9,828)
Prepaid expenses	(1,000)
Accounts payable	(12,418)	1,252
Net Cash Used in Operating Activities	(181,007)	(11,162)

Cash Flows From Investing Activities	-	-

Cash Flows From Financing Activities
Advances from related parties	180,574	38,292
Repayment to related parties	(109,612)	(19,002)
Cash acquired in recapitalization	8,793	-
Stock issued for cash	120,000	-
Net Cash Provided by Financing Activities	199,755	19,290
Net Increase in Cash	18,748	8,128
Cash at Beginning of Period	11,569	100
Cash at End of Period	$30,317	$8,228

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

NOWTRANSIT INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

As reflected in the condensed consolidated financial statements, the Company had minimal revenues and a net loss during the six months ended June 30, 2023 and is showing total liabilities in excess of total assets. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks and any highly liquid investments with a maturity of three months or less to the extent the funds are not being held for investment purposes. As of June 30, 2023 and December 31, 2022, the Company had no cash equivalents.

The Company maintains one account at Wells Fargo Bank. Accounts at this institution are insured by the Federal Deposit Insurance Corporation up to $250,000.

Accounts Receivable and Allowance for Doubtful Accounts

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. The Company records an allowance for doubtful accounts that is based on historical trends, customer knowledge, any known disputes, and considers the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Accounts and receivables are written off against the allowance after all attempts to collect a receivable have failed. As of June 30, 2023 and December 31, 2022, the allowance for doubtful accounts was $0.

Inventory

The Company’s inventory is recognized in accordance with Accounting Standards Codification (“ASC”) 303. The Company uses the lower of cost (determined using the first-in, first-out method) or net realizable value for valuing inventories. As of June 30, 2023 and December 31, 2022 the Company had $15,830 and $12,278 of finished goods on hand, respectively.

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

Revenue Recognition

The Company’s revenue is recognized in accordance with Accounting Standards Codification 606. The Company, through its online websites, operates in the Immune health supplement market. In addition to the website the Company has a Seller Central listing with Amazon and sells three products through the Amazon online platform. The Company offers products – Be-OnGuard Nasal Spray used against nasal bacteria, viruses and allergens; Be-OnGuard Mouth Spray used against oral bacteria, viruses and allergens; and Be-OnGuard EZ Safer Air used against airborne bacteria, viruses and allergens; Be On-Guard Brain Fog Support; and ADHD 365 maximum strength brain support. The Company’s performance obligation is to deliver product to customers therefore revenue is recognized once delivery occurs. Customers will remit payment at the time of order placement, therefore payment received by the Company prior to product delivery is recorded as deferred revenue. As of June 30, 2023 and December 31, 2022 deferred revenue was $0. Shipping and handling costs that occur are paid by the customer and is not recorded as revenue.

Advertising Costs

Advertising costs are expensed as incurred. During the six months ended June 30, 2023 and 2022, the Company incurred advertising costs of $ 47,675 and $0, respectively.

Leases

The Company follows the provisions of ASC 842, and records right-of-use ("ROU") assets and lease obligations for its operating leases, which are initially recognized based on the discounted future lease payments over the term of the lease. If the rate implicit in the Company's leases is not readily determinable, the Company's applicable incremental borrowing rate is used in calculating the present value of the sum of the lease payments.  The lease term is defined as the non-cancelable period of the lease plus any options to extend or terminate the lease when it is reasonably certain that the Company will exercise the option.

The Company has elected not to recognize ROU asset and lease obligations for its short-term leases, which are defined as leases with an initial term of 12 months or less.

As of June 30, 2023, the Company had a month-to-month rental agreement for their office and inventory space and paid rent expense of $3,584 for the six months ended June 30, 2023.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants. There were no potentially dilutive common shares outstanding as of June 30, 2023 or 2022.

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

During the six months ended June 30, 2023 the Company purchased $19,950 worth of inventory from Ageless Holdings, LLC (“Ageless”), an entity owned and controlled by the Company’s members of management and board of directors, $12,857 was owing as of June 30, 2023. Additionally, the Company received $180,574 worth of advances from Ageless to pay for operating expenses and the Company paid back $109,612 of the advances.

As of June 30, 2023 and December 31, 2022, the Company owed related parties a total of $116,318 and $45,356, respectively.

During the six months ended June 30, 2022 the Company’s CEO advanced the Company $202 and the Company purchased $12,090 worth of inventory from Ageless. Additionally, the Company received $26,000 worth of advances from Ageless to pay for operating expenses. The Company paid back $19,002 of the advances. The Company also issued 126,920 common shares to related parties for consulting services (see Note 6).

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

During the three months ended June 30, 2023, the Company issued 480,000 common shares for cash proceeds of $120,000.

During the three months ended March 31, 2022, the Company issued 2,284,556 shares to third parties for consulting services valued at $4,050 and issued 126,920 shares to related parties for consulting services valued at $225.

During the three months ended June 30, 2022 there were no issuances of common stock.

As of June 30, 2023 and December 31, 2022, the Company had 40,312,600 and 5,461,500 shares of common stock issued and outstanding, respectfully.

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

During the six months ended June 30, 2023 and 2022 there were no issuances of preferred stock. As of June 30, 2023 and December 31, 2022, the Company had 140,000 shares of Series A Convertible Preferred Stock outstanding.

Note 7 - Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through August 11, 2023, the date when the financial statements were available to be issued, to determine if they must be reported. Management of the Company determined that there are no material subsequent events to be disclosed other than those described below.

Subsequent to June 30, 2023, the Company received advances of $900 from related parties and made repayments of $26,600. On July 20, the Company issued 80,000 common shares for $20,000.

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

Overview

We have limited operations since inception other than the expenditures related to running the Company, and we have generated minimal revenues and a net loss during the six months ended June 30, 2023, and is showing total liabilities in excess of total assets. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

During the next 12 month period, the Company will continue to market and sell clinically-tested, affordably priced products to naturally battle the onslaught of bacteria and viruses through online sales and in various other distribution channels. Presently, the Company is marketing Be On-Guard Mouth Spray, Be On-Guard Nasal Spray, EZ Safer Surface Cleaner, Be On-Guard.Brain Fog Support and ADHD 365 maximum strength brain support.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis and results of operations are based upon our accompanying financial statements for the six and three months ended June 30, 2023, which have been prepared in conformity with U.S. generally accepted accounting principles, or U.S. GAAP, and which requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Note 3. Summary of Significant Accounting Policies, to the financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, describes the significant accounting policies and methods used in the preparation of the Company’s financial statements. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. These estimates are the basis for our judgments about the carrying values of assets and liabilities, which in turn may impact our reported revenue and expenses. Our actual results could differ significantly from these estimates under different assumptions or conditions.

Results Of Operations

THREE MONTHS ENDED JUNE 30, 2023 COMPARED TO JUNE 30, 2022

Our net loss for the three months ended June 30, 2023 was $85,262, compared to a net loss of $1,878 during the three months ended June 30, 2022. The Company has generated revenue of $69,465 and $8,049 during the three months ended June 30, 2023 and 2022, respectively.  The increase over time is due to Company growth and increased sales and marketing efforts. The increase in net loss was due to an increase in general administrative expenses including professional fees in connection with the preparation of SEC reports, marketing and promotions and our completion of the reverse merger. Expenses incurred were general administrative expenses of $138,728 during the three months ended June 30, 2023, compared to $8,445 during the three months ended June 30, 2022.

SIX MONTHS ENDED JUNE 30, 2023 COMPARED TO JUNE 30, 2022

Our net loss for the six months ended June 30, 2023 was $155,978, compared to a net loss of $6,089 during the six months ended June 30, 2022. The Company has generated revenue of $101,802 and $8,328 during the three months ended June 30, 2023 and 2022, respectively. The increase in net loss was due to an increase in general administrative expenses including professional fees in connection with the preparation of SEC reports, marketing and promotions and our completion of the reverse merger. Expenses incurred were general administrative expenses of $231,035, during the six months ended June 30, 2023, compared to $8,595 during the six months ended June 30, 2022.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2023, our total assets were $62,967, consisting of cash, accounts receivable, prepaid expenses, and inventory.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities since inception. For the six months ended June 30, 2023, net cash flows used in operating activities was $181,007, consisting of our net loss of $155,978 offset by changes in operating activities of $25,029. For the six months ended June 30, 2022, net cash flows used in operating activities was $11,162, consisting of our net loss of $6,089 plus net changes in operating activities of $9,348, offset by stock issued for services of $4,275.

Cash Flows from Investing Activities

We have not engaged in any investing activities since our inception.

Cash Flows from Financing Activities

For the six months ended June 30, 2023 net cash flows provided by financing activities was $199,755, consisting of cash acquired in recapitalization of $8,793, advances from related parties of $180,574 offset by repayments to related parties of $109,612, and $120,000 of cash acquired for issuing common stock. For the six months ended June 30, 2022, net cash flows provided by financing activities was $19,290, consisting of $38,292 in advances from related parties offset by repayments to related parties of $19,002.

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

Currently management is looking to raise $1 million dollars at $0.25 cents a share in a private placement for accredited investors. Management believes that these resources will place the company on a $10 million revenue trajectory. Once this raise is completed the plan is to raise an additional $6 million in capital through a REG A offering. Though no price on the REG A has been set it still has to be written up and cleared by the SEC, management’s initial plan is for those shares to be offered at $1.50 to $2 per share. The Company then plans to work to get the Company on a $25 million revenue trajectory and work toward a NASDAQ listing which is a management objective for mid-2024.

Currently, the Best 365 Labs Inc. suite of products are not drugs and not under the FDA. The products are considered Dietary Supplements and General Wellness products and are governed under the DSHEA. We do have a medical director who is a practicing and license with 40 years of experience and a Respiratory Therapist. We are not against prescription drugs we are for health, wellness, longevity and having people take ownership of their health and wellness. We our potential patent protection, uniqueness, and effectiveness especially in the mental health and wellness category management truly believes the opportunity for growth is immense. Further management believes that if they can secure the funding that the plan.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2023 (the “Evaluation Date”), the Company’s management evaluated, with participation of its principal executive officer, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Company’s principal executive officer concluded that the Company’s disclosure controls and procedures were ineffective as of June 30, 2023.

Management assessed the effectiveness of its internal control over financial reporting as of the Evaluation Date based on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. The material weaknesses identified during management’s assessment were (i) a lack of sufficient internal accounting resources; (ii) a lack of segregation of duties to ensure adequate review of financial statement preparation, (iii) lack of an independent board of directors or audit committee, and (iv) lack of written documentation of our internal control policies and procedures. In light of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting at the Evaluation Date. We plan to rectify these weaknesses by establishing written policies and procedures for our internal control of financial reporting and hiring additional accounting personnel at such time as we raise sufficient capital to do so. There were no changes in controls during the quarter ended June 30, 2023.

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

Item 2. Unregistered Sales Of Equity Securities and Use Of Proceeds

On June 2, 2023, the Company issued 80,000 common shares of cash proceeds of $20,000.

On June 15, 2023, the Company issued 400,000 common shares for cash proceeds of $100,000.

On July 20, 2023, the Company issued 80,000 common shares for cash proceeds of $20,000.

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

Nowtransit Inc.

Dated: August 11, 2023	By:	/s/ Darren Lopez
Darren Lopez Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Darren Lopez	Principal Executive Officer and Director	August 11, 2023
Darren Lopez