Form 10-Q
period 2023-09-30
Nowtransit Inc
filed 2023-10-31
CIK 1784440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the practicable date:

Class	Outstanding as of October 31, 2023
Common Stock: $0.0001 par value	40,792,600

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

While the information presented in the accompanying financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”). In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. These financial statements should be read in conjunction with the Company's December 31, 2022 audited financial statements and notes thereto. Operating results for the nine months ended September 30, 2023 are not necessarily indicative of the results that can be expected for the year ending December 31, 2023.

NOWTRANSIT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$41,988	$11,569
Accounts receivable, net	18,716	7,761
Inventory	34,297	12,278
Total current assets	95,001	31,608

Total Assets	$95,001	$31,608

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$8,032	$3,435
Due to related parties	78,367	45,356
Total current liabilities	86,399	48,791

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock: $0.0001 par value, 5,000,000 shares authorized; 1,000,000 designated Series A Convertible	-	-
Preferred stock: $0.0001 par value, 140,000 shares authorized; 140,000 shares issued and outstanding at September 30, 2023 and December 31, 2022	14	14
Common stock: $0.0001 par value, 75,000,000 shares authorized; 40,792,600 and 5,461,500 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	4,079	546
Additional paid-in capital	394,216	158,840
Accumulated deficit	(389,707)	(176,583)
Total stockholders' equity (deficit)	8,602	(17,183)
Total Liabilities and Stockholders' Equity (Deficit)	$95,001	$31,608

See accompanying notes to the unaudited condensed consolidated financial statements.

NOWTRANSIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Revenues	$192,165	$19,727	$293,967	$28,055
Cost of goods sold	(31,826)	(3,331)	(46,071)	(4,378)
Gross profit	160,339	16,396	247,896	23,677

Operating Expenses:
General and administrative expenses	210,285	94,099	441,320	102,694
Consulting fees	7,200	7,000	19,700	11,775
Total Operating Expenses	217,485	101,099	461,020	114,469

Loss from Operations	(57,146)	(84,703)	(213,124)	(90,792)

Net loss	$(57,146)	$(84,703)	$(213,124)	$(90,792)

Net loss per common share - basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average common shares outstanding - basic and diluted	40,362,767	9,432,696	31,425,252	8,001,678

See accompanying notes to the unaudited condensed consolidated financial statements.

NOWTRANSIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2023 & 2022
(Unaudited)

					Additional
	Common Stock		Preferred Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2021	2,890,951	$289	-	$-	$4,836	$(6,133)	$(1,008)
Common shares issued for services	2,284,556	228	-	-	3,822	-	4,050
Common shares issued to related parties for services	126,920	13	-	-	212	-	225
Net loss	-	-	-	-	-	(4,211)	(4,211)
Balance at March 31, 2022	5,302,427	530	-	-	8,870	(10,344)	(944)
Net Loss	-	-	-	-	-	(1,878)	(1,878)
Balance as June 30, 2022	5,302,427	530	-	-	8,870	(12,222)	(2,822)
Common shares issued for cash	53,024	5	-	-	49,995	-	50,000
Preferred shares issued for cash	-	-	100,000	10	(10)	-	-
Net Loss	-	-	-	-	-	(84,703)	(84,703)
Balance as of September 30, 2022	5,355,451	$535	100,000	$10	$58,855	$(96,925)	$(37,525)

Balance at December 31, 2022	5,461,500	546	140,000	14	158,840	(176,583)	(17,183)

Recapitalization March 10, 2023	34,371,100	3,437	-	-	(4,528)	-	(1,091)
Net loss	-	-	-	-	-	(70,716)	(70,716)
Balance at March 31, 2023	39,832,600	3,983	140,000	14	154,312	(247,299)	(88,990)
Common shares issued for cash	480,000	48	-	-	119,952	-	120,000
Net Loss	-	-	-	-	-	(85,262)	(85,262)
Balance as June 30, 2023	40,312,600	4,031	140,000	14	274,264	(332,561)	(54,252)
Common shares issued for cash	480,000	48	-	-	119,952	-	120,000
Net Loss	-	-	-	-	-	(57,146)	(57,146)
Balance as September 30, 2023	40,792,600	$4,079	140,000	$14	$394,216	$(389,707)	$8,602

See accompanying notes to the unaudited condensed consolidated financial statements.

NOWTRANSIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2023	2022

Cash Flows From Operating Activities
Net loss	$(213,124)	$(90,792)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued to related parties for services	-	225
Stock issued for services	-	4,050
Changes in operating activities:
Accounts receivable	(10,955)	(937)
Inventory	(22,019)	(13,605)
Prepaid Expenses	-	-
Accounts payable	(5,287)	-
Net Cash Used in Operating Activities	(251,385)	(101,059)

Cash Flows From Investing Activities	-	-

Cash Flows From Financing Activities
Advances from related parties	357,173	58,500
Repayment to related parties	(324,162)	-
Cash acquired in recapitalization	8,793	-
Stock issued for cash	240,000	50,000
Net Cash Provided by Financing Activities	281,804	108,500
Net Increase in Cash	30,419	7,441
Cash at Beginning of Period	11,569	100
Cash at End of Period	$41,988	$7,541

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

NOWTRANSIT INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

As reflected in the condensed consolidated financial statements, the Company reported a net loss during the nine months ended September 30, 2023, reported cash used in operating activities, and is showing an accumulated deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks and any highly liquid investments with a maturity of three months or less to the extent the funds are not being held for investment purposes. As of September 30, 2023 and December 31, 2022, the Company had no cash equivalents.

The Company maintains one account at Wells Fargo Bank. Accounts at this institution are insured by the Federal Deposit Insurance Corporation up to $250,000.

Accounts Receivable and Allowance for Doubtful Accounts

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. The Company records an allowance for doubtful accounts that is based on historical trends, customer knowledge, any known disputes, and considers the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Accounts and receivables are written off against the allowance after all attempts to collect a receivable have failed. As of September 30, 2023 and December 31, 2022, the allowance for doubtful accounts was $0.

Inventory

The Company’s inventory is recognized in accordance with Accounting Standards Codification (“ASC”) 303. The Company uses the lower of cost (determined using the first-in, first-out method) or net realizable value for valuing inventories. As of September 30, 2023 and December 31, 2022 the Company had $34,297 and $12,278 of finished goods on hand, respectively.

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

Revenue Recognition

The Company’s revenue is recognized in accordance with Accounting Standards Codification 606 and operates in the immune health supplement market. The Company offers products – Be-OnGuard Nasal Spray used against nasal bacteria, viruses and allergens; Be-OnGuard Mouth Spray used against oral bacteria, viruses and allergens; and Be-OnGuard EZ Safer Air used against airborne bacteria, viruses and allergens; Be On-Guard Brain Fog Support; and ADHD 365 maximum strength brain support. The Company’s performance obligation is to deliver product to customers therefore revenue is recognized once delivery occurs. Customers will remit payment at the time of order placement, therefore payment received by the Company prior to product delivery is recorded as deferred revenue. As of September 30, 2023 and December 31, 2022 deferred revenue was $0. Shipping and handling costs that occur are paid by the customer and is not recorded as revenue.

Advertising Costs

Advertising costs are expensed as incurred. During the nine months ended September 30, 2023 and 2022, the Company incurred advertising costs of $93,755 and $34,810, respectively.

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

As of September 30, 2023, the Company had a month-to-month rental agreement for their office and inventory space and paid rent expense of $7,019 for the nine months ended September 30, 2023.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants. There were no potentially dilutive common shares outstanding as of September 30, 2023 or 2022.

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

During the nine months ended September 30, 2023 the Company purchased $86,836 worth of inventory from Ageless Holdings, LLC (“Ageless”), an entity owned and controlled by the Company’s members of management and board of directors. Additionally, the Company received $357,173 worth of advances from Ageless to pay for operating expenses (inclusive of amounts owed for inventory sales) and the Company paid back $324,161 of the advances. The Company also issued 126,920 common shares to related parties for consulting services (see Note 6).

As of September 30, 2023 and December 31, 2022, the Company owed related parties a total of $78,367 and $45,356, respectively.

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

During the three months ended September 30, 2023, the Company issued 480,000 common shares for cash proceeds of $120,000.

During the three months ended March 31, 2022, the Company issued 2,284,556 shares to third parties for consulting services valued at $4,050 and issued 126,920 shares to related parties for consulting services valued at $225.

During the three months ended June 30, 2022 there were no issuances of common stock.

During the three months ended September 30, 2022, the Company issued 53,024 common shares for cash proceeds of $50,000.

As of September 30, 2023 and December 31, 2022, the Company had 40,792,600 and 5,461,500 shares of common stock issued and outstanding, respectfully.

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

During the nine months ended September 30, 2023 there were no issuances of preferred stock and during the nine months ended September 30, 2022 100,000 shares of preferred stock were issued by Nowtransit prior to the reorganization thus is recorded at a zero net value. As of September 30, 2023 and December 31, 2022, the Company had 140,000 shares of Series A Convertible Preferred Stock outstanding.

Note 7 - Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through October 30, 2023, the date when the financial statements were available to be issued, to determine if they must be reported. Management of the Company determined that there are no material subsequent events to be disclosed other than those described below.

Subsequent to September 30, 2023, the Company received advances of $23,080 from related parties and made repayments of $67,500.

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

Overview

We have limited operations since inception other than the expenditures related to running the Company, and we have generated minimal revenues and a net loss during the nine months ended September 30, 2023.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis and results of operations are based upon our accompanying financial statements for the nine and three months ended September 30, 2023, which have been prepared in conformity with U.S. generally accepted accounting principles, or U.S. GAAP, and which requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Note 4. Summary of Significant Accounting Policies, to the financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, describes the significant accounting policies and methods used in the preparation of the Company’s financial statements. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. These estimates are the basis for our judgments about the carrying values of assets and liabilities, which in turn may impact our reported revenue and expenses. Our actual results could differ significantly from these estimates under different assumptions or conditions.

Results Of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2023 COMPARED TO SEPTEMBER 30, 2022

Our net loss for the three months ended September 30, 2023 was $57,146, compared to a net loss of $84,703 during the three months ended September 30, 2022. The Company has generated revenue of $192,165 and $19,727 during the three months ended September 30, 2023 and 2022, respectively. The increase in revenue over time is due to Company growth and increased sales and marketing efforts, which also explains the decrease in the net loss.   Expenses incurred were general administrative expenses of $210,285 during the three months ended September 30, 2023, compared to $94,099 during the three months ended September 30, 2022 and was due to an increase in professional fees in connection with the preparation of SEC reports, marketing and promotions, and our completion of the reverse merger.

NINE MONTHS ENDED SEPTEMBER 30, 2023 COMPARED TO SEPTEMBER 30, 2022

Our net loss for the nine months ended September 30, 2023 was $213,124, compared to a net loss of $90,792 during the nine months ended September 30, 2022. The Company has generated revenue of $293,967 and $28,055 during the nine months ended September 30, 2023 and 2022, respectively, due to overall Company growth. The increase in net loss was due to an increase in general administrative expenses including professional fees in connection with the preparation of SEC reports, marketing and promotions and our completion of the reverse merger. Expenses incurred were general administrative expenses of $441,320, during the nine months ended September 30, 2023, compared to $102,694 during the nine months ended September 30, 2022.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2023, our total assets were $95,001, consisting of cash, accounts receivable, and inventory.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities since inception. For the nine months ended September 30, 2023, net cash flows used in operating activities was $251,385, consisting of our net loss of $213,124 offset by changes in operating activities of $38,261. For the nine months ended September 30, 2022, net cash flows used in operating activities was $101,059, consisting of our net loss of $90,792 plus net changes in operating activities of $14,542, offset by stock issued for services of $4,275.

Cash Flows from Investing Activities

We have not engaged in any investing activities since our inception.

Cash Flows from Financing Activities

For the nine months ended September 30, 2023 net cash flows provided by financing activities was $281,804, consisting of cash acquired in recapitalization of $8,793, advances from related parties of $357,173 offset by repayments to related parties of $324,162, and $240,000 of cash acquired for issuing common stock. For the nine months ended September 30, 2022, net cash flows provided by financing activities was $108,500, consisting of $58,500 in advances from related parties offset by repayments to related parties of $0 and $50,000 of cash acquired for issuing common stock.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2023 (the “Evaluation Date”), the Company’s management evaluated, with participation of its principal executive officer, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Company’s principal executive officer concluded that the Company’s disclosure controls and procedures were ineffective as of September 30, 2023.

Management assessed the effectiveness of its internal control over financial reporting as of the Evaluation Date based on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. The material weaknesses identified during management’s assessment were (i) a lack of sufficient internal accounting resources; (ii) a lack of segregation of duties to ensure adequate review of financial statement preparation, (iii) lack of an independent board of directors or audit committee, and (iv) lack of written documentation of our internal control policies and procedures. In light of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting at the Evaluation Date. We plan to rectify these weaknesses by establishing written policies and procedures for our internal control of financial reporting and hiring additional accounting personnel at such time as we raise sufficient capital to do so. There were no changes in controls during the quarter ended September 30, 2023.

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

On September 1, 2023, the Company issued 400,000 common shares for proceeds of $100,000.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit #	Exhibit Description	Incorporated By Reference			Filed or Furnished Herewith
		Form	Date	Number
3.1(a)	Articles of Incorporation	S-1	11/4/2019	3.1

3.1(b)	Amendment to Articles of Incorporation	10-K	11/26/2021	3.1B

3.2	Bylaws	S-1	11/4/2019	3.2

10.1	Stock purchase agreement dated August 29, 2022*	10-Q	08/11/2023	10.1

10.2	Stock purchase Agreement dated October 19, 2022*	10-Q	08/11/2023	10.2

10.3	Stock purchase Agreement dated December 20, 2022	10-Q	08/11/2023	10.3

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)				Filed

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002				Furnished**

101	Inline Interactive data files pursuant to Rule 405 of Regulation S-T				Filed

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Nowtransit Inc.

Dated: October 31, 2023	By:	/s/ Darren Lopez
Darren Lopez Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Darren Lopez	Principal Executive Officer and Director	October 31, 2023
Darren Lopez