Form 10-K
period 2023-12-31
Nowtransit Inc
filed 2024-03-29
CIK 1784440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Mark One

⌧ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

December 31, 2023

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class	Outstanding as of March 28, 2024
Common Stock: $0.0001 par value	41,596,221

The aggregate market value of the registrant's common stock held by non-affiliates on September 30, 2023, the last business day of the registrant's most recently completed third quarter, was $171,190,901.

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

General Information

Nowtransit Inc. (“Nowtransit,” “we,” “the Company”) was incorporated in the State of Nevada on July 8, 2019 and has a fiscal year end of December 31. Through March 10, 2023 we had not generated material revenues, had minimal assets and had incurred losses since inception. We were formed to engage in the online delivery business, but in connection with the reverse merger described in the following paragraph, the Company terminated its plans in the online delivery business. Since the reverse merger we’ve experienced a change of control and we now sell clinically-tested, affordably priced products to naturally battle the onslaught of bacteria and viruses through online sales and in various other distribution channels.

Reverse Merger

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

There is currently a limited market for our common stock, and there can be no guarantee that an active market for our common stock will develop. As of December 31, 2023, there were only 38 record holders of our common stock, and trading is very limited and sporadic. Further, even if an active market for our common stock develops, it will likely be subject to significant price volatility when compared to more seasoned issuers. We expect that the price of our common stock will continue to be more volatile than more seasoned issuers for the foreseeable future. Fluctuations in the price of our common stock can be based on various factors in addition to those otherwise described in this Report, including:

●	The operating performance of the business, including any failure to achieve material revenues therefrom;

●	The performance of our competitors in the marketplace;

●	The public’s reaction to our press releases, SEC filings, website content and other public announcements and information;

●	Variations in general economic conditions, including as may be caused by uncontrollable events;

●	The public disclosure of the terms of any financing we disclose in the future;

●	The number of shares of our common stock that are publicly traded in the future;

●	Actions of our existing shareholders, including sales of common stock by our then directors and then executive officers or by significant investors; and

Many of these factors are beyond our control and may decrease the market price of our common stock, regardless of our current or subsequent operating performance and financial condition. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs and divert our management’s time and attention, which would otherwise be used to benefit our business.

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

On September 28, 2021, the SEC’s amendments to Rule 15c2-11 under the Exchange Act became effective. This Rule applies to broker-dealers who quote securities listed on over-the-counter markets such as our common stock. The Rule as amended prohibits broker-dealers from publishing quotations on OTC markets for an issuer’s securities unless they are based on current publicly available information about the issuer. The amended Rule will also limit the Rule’s “piggyback” exception, which allows broker-dealers to publish quotations for a security in reliance on the quotations of a broker-dealer that initially performed the information review required by the Rule, to issuers with current publicly available information or issuers that are up-to-date in their Exchange Act reports. As of this date, we are uncertain as what actual effect the Rule may have on us.

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

Because we may issue preferred stock without the approval of our shareholders and have other anti-takeover defenses, it may be more difficult for a third-party to acquire us and could depress our stock price.

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

Item 2. Properties

Our principal place of business is 2722 S West Temple, Salt Lake City, UT 84115. We have a verbal month-to-month rental arrangement for our office and inventory space.  We believe that these facilities are adequate for our current needs. We do not own any real estate.

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

The following table reflects the high and low closing sales information for our common stock for each fiscal quarter during the fiscal years ended December 31, 2023 and 2022. This information was obtained from the OTC Pink Market and reflects inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	COMMON STOCK MARKET PRICE
	HIGH	LOW
FISCAL YEAR ENDED DECEMBER 31, 2023:
First Quarter	$18.00	$10.00
Second Quarter	$9.01	$9.01
Third Quarter	$9.01	$9.01
Fourth Quarter	$9.01	$9.01

	COMMON STOCK MARKET PRICE
	HIGH	LOW
FISCAL YEAR ENDED DECEMBER 31, 2022:
First Quarter	$6.00	3.75
Second Quarter	$6.00	6.00
Third Quarter	$9.00	9.00
Fourth Quarter	$8.00	8.00

Number of Holders

As of December 31, 2023, 40,896,221 shares of our common stock were issued and outstanding, which were held by 38 stockholders of record.

Stock Transfer Agent

Our stock transfer agent is Colonial Stock Transfer, 7840 S 700 E, Sandy, Utah 84070, (801) 355-5740, www.colonialstock.com.

Dividends

No cash dividends were paid on our shares of common stock during the years ended December 31, 2023 and 2022. We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

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

Overview

As a leadership team we are optimistic and excited about our opportunities to carve out very profitable positions in the marketplace through our patent-pending Methylene Blue products along with our additional specialty product offerings. The market opportunities we are targeting includes: Dementia and Alzheimer’s disease, ADHD and ADD, Long Covid, General Energy, Traumatic Brain Injury, Mild Cognitive Decline, GLP-1 Weight Loss, Sleep Improvement, Epilepsy and Seizure Reduction and Nasal Health and Allergy.

A trend that we believe is very beneficial and encouraging is the recent growing interest in mitochondria health and the role that mitochondria dysfunction plays in mental health and physical health issues. Methylene Blue and specialty natural options has emerged as valuable foundational health options on these fronts. We believe we are very well positioned and with adequate capital infusion we will be able to capitalize on multiple market opportunities.

The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

Plan of Operation

On February 13, 2023, Nowtransit entered into the Exchange Agreement with Best and the shareholders of Best who collectively owned 9,588,000 shares of Best common stock, or 100% of the outstanding shares of Best common stock. The transaction consummated on March 10, 2023 (the “Closing”).

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

During the next 12 month period, the Company will continue to market and sell clinically-tested, affordably priced products to naturally battle the onslaught of bacteria and viruses through online sales and in various other distribution channels. Presently, the Company is marketing Be On-Guard Mouth Spray, Be On-Guard Nasal Spray, EZ Safer Surface Cleaner, Be On-Guard Brain Fog Support and ADHD 365 maximum strength brain support, NeuroPro Plus a patent pending combination of pharmaceutical grade methylene blue and vitamin C, TBI-365 to elevate your brain health and wellness with pharmaceutical grade methylene blue, glucine, nac and niacinamide and Metabolism+ to enhance your metabolism.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis and results of operations are based upon our accompanying financial statements for the year ended December 31, 2023, which have been prepared in conformity with U.S. generally accepted accounting principles, or U.S. GAAP, and which requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Note 4. Summary of Significant Accounting Policies, to the financial statements included in Part I, Item 1 of this Annual Report on Form 10-K, describes the significant accounting policies and methods used in the preparation of the Company’s financial statements. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. These estimates are the basis for our judgments about the carrying values of assets and liabilities, which in turn may impact our reported revenue and expenses. Our actual results could differ significantly from these estimates under different assumptions or conditions.

Results Of Operations

Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

Our net loss for the year ended December 31, 2023 was $251,500, compared to a net loss of $170,450 during the year ended December 31, 2022. The Company has generated revenue of $597,595 and $69,343 during the year ended December 31, 2023 and 2022, respectively. The increase in revenue is due to overall Company growth. The increase in net loss was due to an increase in general administrative expenses including professional fees in connection with the preparation of SEC reports, marketing and promotions and our completion of the reverse merger. General and administrative expenses incurred were $706,257, during the year ended December 31, 2023, compared to $151,319 during the year ended December 31, 2022.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2023, our total assets were $93,388, consisting of cash, accounts receivable, and inventory.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities since inception. For the year ended December 31, 2023, net cash flows used in operating activities was $307,842, consisting of our net loss of $251,500 offset by changes in operating activities of $56,342. For the year ended December 31, 2022, net cash flows used in operating activities was $182,779, consisting of our net loss of $170,450 plus net changes in operating activities of $16,604, offset by stock issued for services of $4,275.

Cash Flows from Investing Activities

We have not engaged in any investing activities since our inception.

Cash Flows from Financing Activities

For the year ended December 31, 2023 net cash flows provided by financing activities was $315,511, consisting of cash acquired in recapitalization of $8,793, advances from related parties of $613,973, $265,000 of cash acquired for issuing common stock, offset by repayments to related parties of $572,255. For the year ended December 31, 2022, net cash flows provided by financing activities was $194,248, consisting of $178,673 in advances from related parties, $150,000 of cash acquired for issuing common stock, offset by repayments to related parties of $134,425.

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

As a leadership team we are optimistic and excited about our opportunities to carve out very profitable positions in these potential marketplaces, through our patent-pending Methylene Blue products along with our additional specialty product offerings. The market opportunities we are targeting include:

1. Dementia and Alzheimer's Disease: The global market for dementia and Alzheimer's disease treatment and care is substantial, with estimates ranging from tens to hundreds of billions of dollars annually. This includes spending on medications, long-term care, home care services, assistive devices, and research efforts aimed at finding effective treatments and interventions.

2. ADHD and ADD: The market for ADHD and ADD treatment encompasses a wide range of products and services, including prescription medications, therapy services, educational resources, and dietary supplements. In the United States alone, spending on ADHD medications exceeds several billion dollars annually, with additional expenditures on other forms of treatment and support.

3. Long Covid: Long Covid is a relatively new condition, and the market size for treatments and support services is still emerging. However, healthcare spending related to Covid-19, including both acute care and long-term management of post-Covid symptoms, is substantial and continues to grow as the pandemic persists.

4. General Energy: The market for products and services aimed at boosting energy levels is vast and includes a wide range of offerings, such as energy drinks, dietary supplements, nutritional products, fitness programs, and wellness services. Globally, this market is worth billions of dollars annually and continues to expand as consumers seek ways to enhance their energy and vitality.

5. Traumatic Brain Injury (TBI): The market for TBI treatment and rehabilitation encompasses various healthcare services, medical devices, pharmaceuticals, and assistive technologies. Estimates of the economic burden of TBI vary widely, but it is recognized as a significant public health issue with substantial costs associated with medical care, long-term disability, and lost productivity.

6. Mild Cognitive Decline: The market for products and services targeting mild cognitive decline, such as cognitive training programs, dietary supplements, and brain health assessments, is growing as awareness of cognitive health issues increases. While precise market size estimates may be challenging to obtain, the demand for interventions to support cognitive function in aging populations is driving growth in this sector.

7. GLP-1 Weight Loss Market: The global market for GLP-1 agonists used for weight loss is significant and continues to expand. According to market research reports, the global GLP-1 agonists market was valued at several billion dollars in recent years, and it is projected to continue growing at a steady rate.

8. Sleep Improvement/Sleep Health: The global sleep market is substantial and continues to grow. According to various market research reports, the global sleep aids market was valued at several billion dollars in recent years, and it is projected to continue expanding at a steady rate. This growth is driven by factors such as increasing awareness of the importance of sleep for overall health and well-being, rising prevalence of sleep disorders, and the availability of a wide range of sleep products and services.

9. Epilepsy and Seizure Reduction: Epilepsy is one of the most common neurological disorders, affecting millions of people globally. According to the World Health Organization (WHO), approximately 50 million people worldwide have epilepsy, making it a significant public health concern. The high prevalence of epilepsy creates a substantial market for products and services aimed at reducing seizures and improving quality of life for individuals with epilepsy.

10. Nasal Health and Allergy: This market includes pharmaceuticals, over-the-counter medications, nasal sprays, nasal irrigation devices, allergy testing kits, allergy immunotherapy, and more. According to various market research reports, the global nasal drug delivery technology market was valued at over $50 billion in 2020 and is projected to grow significantly in the coming years. Factors driving growth include increasing prevalence of allergic rhinitis and other nasal disorders, technological advancements in drug delivery systems, growing demand for over-the-counter allergy medications, and rising awareness about nasal health.

Obstacles to carve out space in these categories include access to adequate capital to carve out the profitable market niche and segments. We believe we have a medical advisory team established (that a much larger company would be proud of); a leadership team that has innovated an initial suite of products (portions of which are patent pending) and a sales and marketing team that is already starting to gain traction.

A trend that we believe is very beneficial and encouraging is the recent growing interest in mitochondria health and the role that mitochondria dysfunction plays in mental health and physical health issues.

Methylene Blue and specialty natural options has emerged as valuable foundational health options on these fronts. We believe we are very well positioned and with adequate capital infusion we will be able to capitalize on multiple market opportunities.

To establish our position in the emerging methylene blue marketplace and the many options and market segments we have put together a very strong and diverse medical advisory team to advise, innovate/refine innovations, educate and develop protocols to promote optimal mitochondria and overall mental and physical health.

Our Sales Plan and Channels

The plan is to commercialize and become a market leader within the Methylene Blue along with our specialty immune, nasal and allergy support categories.

Currently we have started sales in the following categories:

1.

 Amazon: We are currently selling all six products listed above at Amazon. The plan is to continue building this sales channel. We view this as an essential sales channel especially for credibility, and market acceptance.

2.

Wholesale Sales: We have developed an online platform at https://best365labswholesale.com to facilitate clinics, Dr’s, chiropractors, and other wholesalers to easily order our products. Through tradeshows we have already onboarded 700 clients to this portal. Sales are growing monthly and showing potential.

3.

Private Label Sales: We currently have three deals in place. We are being very selective on who we allow to private labels and it has to fit within a market category above that makes sense within our overall vision and growth.

4.	Direct Sales: We are revising our online platform at www.Best365Labs.com to capitalize better on SEO and Google ads. That being said sales are showing promise on this front.

With adequate capital infusion we can look at additional sales channels including traditional retail sales that require terms of 30-90 days. Currently our wholesale clients are paying for their products in advance. We are also moving forward on establishing international distribution opportunities.

We believe that the market for our patent pending methylene blue and specialty products will continue to expand and grow causing an organic a natural growth cycle to occur.

Our Pharmaceutical Grade Methylene Blue Products (Patent Pending)

NeuroPro+

NeuroPro Plus is a patent pending combination of Pharmaceutical Grade Methylene Blue and Vitamin C. Clinical data suggests the combination of nutrients in NeuroPro Plus can be helpful nutritional support for anyone suffering from brain fog and anyone that wants more focus, concentration and memory recall.

Active Daily Health Defense “ADHD” 365

Active Daily Health Defense “ADHD” 365 tablets are a patent pending combination of L-Theanine, Caffeine and Methylene Blue. Strong clinical data suggests the exact combination of nutrients in ADHD-365 can be the perfect nutritional support for anyone that suffers from ADHD as well as anyone that wants more mental energy, focus, concentration and memory recall.

Brain Fog Support

Be-OnGuard Brain Fog Support is an exclusive combination of tested nutrients only available in this formula including: Methylene Blue, Vitamin C and Mineral Oxides. Be-OnGuard Brain Fog Support improves memory. One of the clinically tested active ingredients in our formula Methylene Blue improves memory by increasing brain cell respiration. Or how the brain cell utilizes oxygen. Combined with our mineral oxide that naturally harnesses the power of oxygen, you have a formula like none other. In addition, Vitamin C acts as a powerful antioxidant.

Our Immune and General Health Products

Be-OnGuard Nasal Spray

Fast-acting against airborne agents; Naturally assists with Neutralizing allergens and airborne contaminants; Helps moisten and assists to reduce sinus inflammation for clearing of nasal passages. Proven Immune Support. Developed & Tested in Conjunction with a respiratory therapist. Defend your Mouth & Throat Against Virus and Bacteria.

Be-OnGuard Mouth Spray

Be-OnGuard Mouth Spray is clinically tested against Bacteria and Viruses and can support your body’s immune system. Be-OnGuard Mouth Spray includes a clinically tested combination of an NSF 60 Mineral Oxide Water and Nano Silver that has been tested in-vitro against viruses and bacteria.

EZ Safer Air

EZ Safer Air is 100% U.S. made with FDA approved all natural, organic, allergen free and non-toxic ingredients which makes it ideal for living areas. EZ Safer Air is a clinically tested supercharged oxygenated water that is more powerful than ozonated water. Fill diffuser or humidifier with water and then add one dropper full of EZ Safer Air solution. We recommend running it by your bed at night, in your office, at home or any place you want to make safer naturally, to freshen and oxygenate the air.

Patent Pending Product Overview and Update

New U.S. Provisional Patent Application No. 63/560,474 for METHYLTHIONINIUM SALT-CONTAINING COMPOSITIONS AND METHODS

The above-referenced provisional patent application was filed in the United States Patent and Trademark Office ("Patent Office") on March 1, 2024. This was filed for the company by law firm, Thorpe North and Western.

This provisional application does not constitute a regular utility patent application which could issue as a U.S. patent. It is merely a provisional (or temporary) filing which gives us a filing date and protects us from loss of patent rights arising from a public sale, publication or public use of the invention which would bar obtaining valid patent protection. By filing this provisional application, you have now secured a filing date.

We believe that there are multiple potential patents within this offering. Leadership is exploring potential partnerships and strategic alliances to monetize and capitalize for the stakeholder.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Going Concern

As reflected in the consolidated financial statements, the Company reported a net loss during the year ended December 31, 2023, reported cash used in operating activities, and is showing an accumulated deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is engaged in full-scale operations as a distributor and generates revenue; however, the Company’s cash position may not be sufficient to support the Company’s daily operations long-term. Additionally, our business is subject to risks inherent in marketing products in a competitive market as we continue to sell clinically-tested, affordably priced products to naturally battle the onslaught of bacteria and viruses through online sales and in various other distribution channels. Management intends to raise additional funds by way of a private or public offering. However, there can be no assurance that future financing will be available to us on acceptable terms or at all. If financing is not available on satisfactory terms as and when needed, we may be unable to commence, develop or expand our operations. Additionally, equity financing could result in additional dilution to existing stockholders. While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Nowtransit Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Nowtransit Inc. as of December 31, 2023 and 2022, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the  years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Nowtransit Inc. as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 3 to the financial statements, the entity has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to Nowtransit Inc. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Nowtransit Inc. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Mac Accounting Group & CPAs, LLP

We have served as Nowtransit Inc's auditor since 2022.

Midvale, Utah

March 29, 2024

NOWTRANSIT INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2023	2022

ASSETS
Current Assets
Cash and cash equivalents	$19,238	$11,569
Accounts receivable, net	36,448	7,761
Inventory	37,702	12,278
Total current assets	93,388	31,608

Total Assets	$93,388	$31,608

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$7,675	$3,435
Due to related parties	87,074	45,356
Accrued services	1,450	-
Deferred revenue	3,949	-
Total current liabilities	100,148	48,791

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock: $0.0001 par value, 5,000,000 shares authorized; 1,000,000 designated Series A Convertible	-	-
Preferred stock: Series A Convertible: $0.0001 par value; 140,000 shares issued and outstanding at December 31, 2023 and 2022, respectively	14	14
Common stock: $0.0001 par value, 75,000,000 shares authorized; 40,896,221 and 5,461,500 shares issued and outstanding at December 31, 2023 and 2022, respectively	4,089	546
Additional paid-in capital	417,220	158,840
Accumulated deficit	(428,083)	(176,583)
Total stockholders' equity (deficit)	(6,760)	(17,183)
Total Liabilities and Stockholders' Equity (Deficit)	$93,388	$31,608

See accompanying notes to the consolidated financial statements.

NOWTRANSIT INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2023	2022

Revenues	$597,595	$69,343
Cost of goods sold	(113,188)	(9,699)
Gross profit	484,407	59,644

Operating Expenses:
General and administrative expenses	706,257	151,319
Consulting fees	29,650	78,775
Total Operating Expenses	735,907	230,094

Loss from Operations	(251,500)	(170,450)

Net loss	$(251,500)	$(170,450)

Net loss per common share - basic and diluted	$(0.01)	$(0.04)

Weighted average common shares outstanding - basic and diluted	33,764,675	4,737,961

See accompanying notes to the consolidated financial statements.

NOWTRANSIT INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEAR ENDED DECEMBER 31, 2023 AND 2022

	Series A				Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2021	-	$-	2,890,951	$289	$4,836	$(6,133)	$(1,008)
Preferred shares issued for cash	140,000	14	-	-	(14)	-	-
Common shares issued for cash	-	-	159,073	16	149,984	-	150,000
Common shares issued for cash services	-	-	2,284,556	228	3,822	-	4,050
Common shares issued to related parties for services	-	-	126,920	13	212	-	225
Net loss	-	-	-	-	-	(170,450)	(170,450)
Balance at December 31, 2022	140,000	14	5,461,500	546	158,840	(176,583)	(17,183)
Recapitalization March 10, 2023	-	-	34,371,100	3,437	(6,514)	-	(3,077)
Common shares issued for cash	-	-	1,063,621	106	264,894	-	265,000
Net loss	-	-	-	-	-	(251,500)	(251,500)
Balance at December 31, 2023	140,000	$14	40,896,221	$4,089	$417,220	$(428,083)	$(6,760)

See accompanying notes to the consolidated financial statements.

NOWTRANSIT INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2023	2022

Cash Flows from Operating Activities
Net loss	$(251,500)	$(170,450)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued to related parties for services	-	225
Stock issued for services	-	4,050
Changes in operating activities:
Accounts receivable	(28,687)	(7,761)
Inventory	(25,424)	(12,278)
Deferred Revenue	3,949	-
Accrued services	1,450	3,435
Accounts payable	(7,630)	-
Net Cash Used in Operating Activities	(307,842)	(182,779)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Advances from related parties	613,973	178,673
Repayment to related parties	(572,255)	(134,425)
Cash acquired in recapitalization	8,793	-
Proceeds from the sale of common stock	265,000	150,000
Net Cash Provided by Financing Activities	315,511	194,248
Net Increase in Cash	7,669	11,469
Cash at Beginning of Period	11,569	100
Cash at End of Period	$19,238	$11,569

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to the consolidated financial statements.

NOWTRANSIT INC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2023 and 2022

NOTE 1: ORGANIZATION AND BASIS OF PRESENTATION

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

Best was incorporated on October 12, 2021 in the State of Nevada. Best sells clinically-tested, affordably priced products to naturally battle the onslaught of bacteria and viruses through online sales and in various other distribution channels. Presently, the Company is marketing Be On-Guard Mouth Spray, Be On-Guard Nasal Spray, EZ Safer Surface Cleaner, Be On-Guard Brain Fog Support and ADHD 365 maximum strength brain support, NeuroPro Plus a patent pending combination of pharmaceutical grade methylene blue and vitamin C, TBI-365 to elevate your brain health and wellness with pharmaceutical grade methylene blue, glucine, nac and niacinamide and Metabolism+ to enhance your metabolism.

NOTE 2: REORGANIZATION & RECAPITALIZATION

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

The following table summarizes the assets acquired and the liabilities assumed at the acquisition date of March 10, 2023:

Cash	$8,793
Accounts Payable	(10,856)
Credit Card Liability	(1,014)
Net Assets (Liabilities) Assumed	$(3,077)

Had Nowtransit and Best been combined since January 1, 2022 they would have reported revenues of $597,595, gross profit of $484,407, total operating expenses of $755,017, and a net loss of $270,610 for the year ended December 31, 2023, as well as reporting revenues of $69,343, gross profit of $59,644, total operating expenses of $336,843, and a net loss of $268,486 for the year ended December 31, 2022.

NOTE 3: GOING CONCERN

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the consolidated financial statements, the Company reported a net loss during the year ended December 31, 2023, reported cash used in operating activities, and is showing an accumulated deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is engaged in full-scale operations as a distributor and generates revenue; however, the Company’s cash position may not be sufficient to support the Company’s daily operations long-term. Management intends to raise additional funds by way of a private or public offering. While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

NOTE 4: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements of the Company have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America. The financial statements are presented in US dollars and the Company has adopted a December 31 year end.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks and any highly liquid investments with a maturity of three months or less to the extent the funds are not being held for investment purposes. As of December 31, 2023 and December 31, 2022, the Company had no cash equivalents.

The Company maintains one account at Wells Fargo Bank. Accounts at this institution are insured by the Federal Deposit Insurance Corporation up to $250,000.

Accounts Receivable and Allowance for Doubtful Accounts

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. The Company records an allowance for doubtful accounts that is based on historical trends, customer knowledge, any known disputes, and considers the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Accounts and receivables are written off against the allowance after all attempts to collect a receivable have failed. As of December 31, 2023, 2022, and 2021 the Company had accounts receivable of $36,448, $7,761, and $0, respectively. As of December 31, 2023 and 2022, the allowance for doubtful accounts was $0 and the Company recorded no bad debt during the years then ended.

Inventory

The Company’s inventory is recognized in accordance with Accounting Standards Codification (“ASC”) 303. The Company uses the lower of cost (determined using the first-in, first-out method) or net realizable value for valuing inventories. As of December 31, 2023 and 2022 the Company had $37,702 and $12,278 of finished goods on hand, respectively.

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

The provision for income taxes at the expected combined effective tax rate of approximately 26% is as follows:

	December 31, 2023	December 31, 2022
Tax at statutory rate	$(65,390)	$(44,317)
Stock-based compensation	-	1,112
Accrued consulting expense	377	893
Accrued related party advances	22,639	11,792
Change in valuation allowance	42,374	30,520
Tax provision	$-	$-

Deferred income assets at December 31, 2023 and 2022 consisted of the following temporary differences and carry-forward items:

	December 31, 2023	December 31, 2022
Net Operating Loss Carryforwards	$50,139	$18,096
Accrued consulting expenses	377	893
Accrued related party advances	22,639	11,792
Valuation allowance	(73,155)	(30,781)
Net Deferred tax asset	$-	$-

The Company has maintained a full valuation allowance against the total deferred tax assets due to the uncertainty of future utilization.

As of December 31, 2023, the Company has net federal and state net operating loss carry forwards of approximately $281,000 that may be used to offset future taxable income.

Revenue Recognition

The Company’s revenue is recognized in accordance with Accounting Standards Codification 606 and operates in the immune health supplement market. The Company offers products – Be-OnGuard Nasal Spray used against nasal bacteria, viruses and allergens; Be-OnGuard Mouth Spray used against oral bacteria, viruses and allergens; and Be-OnGuard EZ Safer Air used against airborne bacteria, viruses and allergens; Be-OnGuard Brain Fog Support; and ADHD 365 maximum strength brain support. The Company’s performance obligation is to deliver product to customers therefore revenue is recognized once delivery occurs. Customers will remit payment at the time of order placement, therefore payment received by the Company prior to product delivery is recorded as deferred revenue. As of December 31, 2023 and 2022 deferred revenue was $3,949 and $0, respectfully. Shipping and handling costs that occur are paid by the customer and is not recorded as revenue.  Returns and refunds have been minimal to date. Accordingly, no provision has been made for any return or refund obligations as of December 31, 2023 and 2022.

Advertising Costs

Advertising costs are expensed as incurred. During the year ended December 31, 2023 and 2022, the Company incurred advertising costs of $111,042 and $79,509, respectively.

Leases

The Company follows the provisions of ASC 842, and records right-of-use (“ROU”) assets and lease obligations for its operating leases, which are initially recognized based on the discounted future lease payments over the term of the lease. If the rate implicit in the Company’s leases is not readily determinable, the Company’s applicable incremental borrowing rate is used in calculating the present value of the sum of the lease payments. The lease term is defined as the non-cancelable period of the lease plus any options to extend or terminate the lease when it is reasonably certain that the Company will exercise the option.

The Company has elected not to recognize ROU asset and lease obligations for its short-term leases, which are defined as leases with an initial term of 12 months or less.

As of December 31, 2023, the Company had a verbal month-to-month rental arrangement for their office and inventory space, therefore no ROU asset or lease obligation was recorded. The Company recorded rent expense of $11,324 and $1,000 for the year ended December 31, 2023 and 2022, respectively.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, preferred stock conversions, stock options and warrants. As of December 31, 2023 and 2022 there were dilutive securities of 420,000 for Series A preferred stock that were not included in the calculation of diluted net loss per common share because they were antidilutive. Accordingly, as of December 31, 2023 and 2022 basic net loss per share is the same as diluted net loss per share.

Recent Accounting Pronouncements

The Company has reviewed all the recent accounting pronouncements issued to date of the issuance of these financial statements and has determined that there have been no standards that had, or will have, a material impact on its consolidated financial statements.

NOTE 5: RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. Amounts represent advances or amounts paid in satisfaction of liabilities.

During the year ended December 31, 2023 the Company purchased $157,010 worth of inventory from Ageless Holdings, LLC (“Ageless”), an entity owned and controlled by the Company’s members of management and board of directors. Additionally, the Company received $613,973 worth of advances from Ageless and other entities owned and controlled by the Company’s members of management and the board of directors to pay for operating expenses (inclusive of amounts owed for inventory sales) and the Company paid back $572,255 of the advances. As of December 31, 2023 the amount due to related parties was $87,074.

During the year ended December 31, 2022 the Company issued 126,920 common shares at a price of $0.001 per share to related parties for consulting services (see Note 6). Also during the year ended December 31, 2022 the Company purchased $26,270 worth of inventory from Ageless and the Company received $178,673 worth of advances from Ageless, the CEO, and other entities owned and controlled by the CEO, to pay for operating expenses (inclusive of amounts owed for inventory sales) and the Company paid back $134,425 of the advances. As of December 31, 2022 the amount due to related parties was $45,356.

NOTE 6: EQUITY

Common Stock

The Company has 75,000,000, $0.0001 par value shares of voting common stock authorized.

During the year ended December 31, 2023, the Company issued 34,371,100 shares of common stock to Best shareholders in exchange for all of the shares of Best common stock (see Note 2) resulting in an increase in common stock of $3,437 and a decrease in additional paid-in-capital of $6,514. During the year ended December 31, 2023, the Company issued 1,063,621 common shares for cash proceeds of $265,000.

During the year ended December 31, 2022, the Company issued 2,284,556 common shares valued at $4,050 to third parties for consulting services, issued 126,920 common shares valued at $225 to related parties for consulting services (see Note 5), and sold 159,073 common shares at a purchase price of $0.94 per share for total proceeds of $150,000.

As of December 31, 2023 and December 31, 2022, the Company had 40,896,221 and 5,461,500 shares of common stock issued and outstanding, respectfully.

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

During the year ended December 31, 2023 there were no issuances of preferred stock. Nowtransit had issued 140,000 shares of Series A Convertible Preferred Stock prior to the reorganization thus the shares were recorded at a zero net value in the consolidated financial statements. As of December 31, 2023 and 2022, the Company had 140,000 shares of Series A Convertible Preferred Stock outstanding.

NOTE 7: SUBSEQUENT EVENTS

The Company has evaluated all events that occur after the balance sheet date through March 29, 2024, the date when the financial statements were available to be issued, to determine if they must be reported. Management of the Company determined that there are no material subsequent events to be disclosed other than those described below.

Subsequent to December 31, 2023, the Company received advances of $139,886 from related parties and made repayments of $286,100. The Company also issued 700,000 common shares for proceeds of $175,000.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and our principal financial officer carried out an evaluation required by Rule 13a-15 or 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013)(“COSO”).

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of December 31, 2023, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the material weaknesses described below. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, in its assessment of the effectiveness of internal control over financial reporting as of December 31, 2023, the Company’s management determined that there were control deficiencies resulting in the following material weaknesses.

1.

The Company has an inadequate control environment. Specifically, there are no risk assessment, information or communication, or monitoring processes in place. Additionally, corporate governance is inadequate as a result of limited resources and oversight and the Company lacks policies that require formal written approval for related party transactions.

2.

The Company has inadequate control activities or formal accounting policies and procedures. Specifically, the Company lacks segregation of duties or adequate levels of supervision and review, there is a lack of information technology controls, and there are limited accounting resources with the appropriate knowledge of U.S. generally accepted accounting principles or SEC experience to ensure the financial reporting is free from material misstatements.

Accordingly, the Company’s management concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control—Integrated Framework issued by COSO. We plan to rectify these weaknesses by implementing an independent Board of Directors, establishing written policies and procedures for our internal control of financial reporting, and hiring additional accounting personnel at such time as we have sufficient funding to do so.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2023, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Directors and Executive Officers

The name, address and position of our present officers and directors are set forth below:

Name and Address of Executive Officer and/or Director	Age	Position

Darren Lopez 2722 S West Temple Salt Lake City, UT 84115	47	CEO, Chairman of the Board, and President
John Chymboryk 2722 S West Temple Salt Lake City, UT 84115	69	Chief Financial Officer and Director
Dan Schmidt 2722 S West Temple Salt Lake City, UT 84115	59	Chief Technology Officer
Justin Earl 2825 East Cottonwood Parkway Suite 500 - #5130 Salt Lake City, UT 84121	48	Director

Election of Directors and Officers

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board following the next annual meeting of stockholders and until their successors have been elected and qualified.

Audit Committee

We do not have any committees of the Board as we only have three directors. Our Board acts as the Company’s Audit Committee as required.

Director Independence

We use the definition of “independence” of The Nasdaq Stock Market to make the determination of director independence. Nasdaq Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the Company or any other individual having a relationship, which, in the opinion of the Company’s Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Under such definitions, Justin Earl is considered an independent director.

Board Leadership Structure

We have chosen to combine the President and Board Chairman positions.

Code of Ethics

Our Board has not adopted a Code of Ethics due to the Company’s size and lack of employees.

Delinquent Section 16(a) Reports

The Company does not have a class of equity securities registered pursuant to Section 12 of the Exchange Act; therefore, this Item is not applicable.

Item 11. Executive Compensation

Compensation of Executive Officers

The Company has provided the following compensation to its current or prior executive officers for the fiscal years ended December 31, 2023 and December 31, 2022:

	Year Ended December 31,
Officer	2023	2022
Darren Lopez, CEO, Chairman of the Board, and President	$-	$-
John Chynboryk, Chief Financial Officer	$29,650	$12,500
Dan Schmidt, Chief Technology Officer and Director	$39,780	$-
Justin Earl, Director	$-	$-

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2023, none of our named executive officers held any unexercised options, stock awards that have not vested, or other equity incentive plan awards.

Director Compensation

To date, we have not paid our directors any compensation for services on our Board.

Employment Agreements

There are no current employment agreements between the Company and, its officers, or other persons.

Equity Compensation Plan Information

There are no securities authorized for issuance under equity incentive plans, stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers, directors or employees.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows the beneficial ownership of our common stock as of March 28, 2024 held by (i) each person known to us to be the beneficial owner of more than five percent (5%) of our common stock; (ii) each director; (iii) each executive officer; and (iv) all directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting power and/or investment power with respect to the securities held.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned (1)	% of Shares of Common Stock Beneficially Owned

Ageless Holdings LLC – 3936 West Sugar Beet Dr, West Valley, UT 84120	9,496,250	22.83%
Darren Lopez, CEO, Chairman of the Board, and President – 2722 S West Temple, SLC, UT 84115	4,171,250	10.03%
Dan Schmidt, Chief Technology Officer – 2722 S West Temple, SLC, UT 84115	3,550,000	8.53%
Justin Earl, Director – 2825 E Cottonwood Parkway, Suite 500, SLC, UT 84121	2,800,000	6.73%
John Chymboryk, Chief Financial Officer – 2722 S West Temple, SLC, UT 84115	1,775,000	4.27%

(1) Applicable percentages are based on shares of common stock outstanding as of December 31, 2023. The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 and 13d-5 of the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under SEC rules, a person is considered a “beneficial owner” of a security if that person has or shares power to vote or direct the voting of such security or the power to dispose of such security. A person is also considered to be a beneficial owner of any securities of which the person has a right to acquire beneficial ownership within 60 days.

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

During the year ended December 31, 2023 the Company purchased $157,010 worth of inventory from Ageless Holdings, LLC (“Ageless”), an entity owned and controlled by the Company’s members of management and board of directors. Additionally, the Company received $613,973 worth of advances from Ageless and other entities owned and controlled by the Company’s members of management and the board of directors to pay for operating expenses (inclusive of amounts owed for inventory sales) and the Company paid back $572,255 of the advances. As of December 31, 2023 the amount due to related parties was $87,074.

During the year ended December 31, 2022 the Company issued 225,000 common shares at a price of $0.001 per share to related parties for consulting services (see Note 5). Also during the year ended December 31, 2022 the Company purchased $26,270 worth of inventory from Ageless and the Company received $178,673 worth of advances from Ageless, the CEO, and other entities owned and controlled by the CEO, to pay for operating expenses (inclusive of amounts owed for inventory sales) and the Company paid back $134,425 of the advances. As of December 31, 2022 the amount due to related parties was $45,356.

Item 14. Principal Accountant Fees and Services

The following table shows the fees paid to our principal accountant for the fiscal years ended December 31, 2023 and 2022.

	Fiscal Year Ended December 31, 2023	Fiscal Year Ended December 31, 2022
Audit Fees (1)	$32,000	$17,345
Audit Related Fees (2)	-	-
Tax Fees (3)	-	-
All Other Fees (4)	-	-
Total	$32,000	$17,345

(1)

Audit fees consist of fees incurred in connection with the audit of our annual financial statements and the review of the interim financial statements included in our quarterly reports filed with the SEC.

(2)

Audit Related Fees consist of the aggregate fees billed for professional services rendered for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and were not otherwise included in Audit Fees.

(3)

Tax Fees consist of the aggregate fees billed for professional services rendered for tax compliance, tax advice and tax planning. Included in such Tax Fees are fees for preparation of our tax returns and consultancy and advice on other tax planning matters.

(4)

All Other Fees consist of the aggregate fees billed for products and services provided and not otherwise included in Audit Fees, Audit Related Fees or Tax Fees. Included in such Other Fees are fees for services rendered in connection with any private and public offerings or registration statements conducted during such periods.

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

On June 2, 2023, the Company issued 83,621 common shares of cash proceeds of $20,000.

On June 15, 2023, the Company issued 400,000 common shares for cash proceeds of $100,000.

On July 20, 2023, the Company issued 80,000 common shares for cash proceeds of $20,000.

On September 1, 2023, the Company issued 400,000 common shares for proceeds of $100,000.

On December 20, 2023, the Company issued 100,000 common shares for proceeds of $25,000.

On January 10, 2024, the Company issued 500,000 common shares for proceeds of $125,000.

On March 8, 2024, the Company issued 200,000 common shares for proceeds of $50,000.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

PART IV

Item 15. Exhibits

Exhibits:

Exhibit #	Exhibit Description	Incorporated By Reference			Filed or Furnished Herewith
		Form	Date	Number
3.1(a)	Articles of Incorporation	S-1	11/4/2019	3.1

3.1(b)	Amendment to Articles of Incorporation	10-K	11/26/2021	3.1(B)

3.2	Bylaws	S-1	11/4/2019	3.2

3.3	Certificate of Designation of Series A Convertible Preferred Stock	10-K	11/26/2021	3.3

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).				Filed

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).				Filed

32.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.				Filed

32.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.				Filed

101	Interactive data files pursuant to Rule 405 of Regulation S-T				Filed

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				Filed

Item 16. Form 10-K Summary

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nowtransit Inc.

Dated: March 29, 2024	By:	/s/ Darren Lopez
Darren Lopez Chief Executive Officer, Chairman of the Board, and President (Principal Executive Officer)

Dated: March 29, 2024	By:	/s/ John Chymboryk
John Chymboryk Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Darren Lopez	Principal Executive Officer	March 29, 2024
Darren Lopez