Form 10-Q
period 2024-03-31
Nowtransit Inc
filed 2024-05-03
CIK 1784440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the practicable date:

Class	Outstanding as of May 3, 2024
Common Stock: $0.0001 par value	41,596,221

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

While the information presented in the accompanying consolidated financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”). In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's December 31, 2023 audited consolidated financial statements and notes thereto. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that can be expected for the year ending December 31, 2024.

NOWTRANSIT INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$92,935	$19,238
Accounts receivable, net	21,432	36,448
Inventory	40,431	37,702
Total current assets	154,798	93,388

Total Assets	$154,798	$93,388

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$4,233	$7,675
Due to related parties	33,811	87,074
Accrued services	1,895	1,450
Deferred revenue	-	3,949
Total current liabilities	39,939	100,148

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock: $0.0001 par value, 5,000,000 shares authorized; 1,000,000 designated Series A Convertible	-	-
Preferred stock: $0.0001 par value, 140,000 shares authorized; 140,000 shares issued and outstanding at March 31, 2024 and December 31, 2023	14	14
Common stock: $0.0001 par value, 75,000,000 shares authorized; 41,596,221 and 40,896,221 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	4,159	4,089
Additional paid-in capital	592,150	417,220
Accumulated deficit	(481,464)	(428,083)
Total stockholders' equity (deficit)	114,859	(6,760)
Total Liabilities and Stockholders' Equity (Deficit)	$154,798	$93,388

See accompanying notes to the unaudited condensed consolidated financial statements.

NOWTRANSIT INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2024	2023

Revenues	$277,601	$32,337
Cost of goods sold	(42,838)	(4,746)
Gross profit	234,763	27,591

Operating Expenses:
General and administrative expenses	278,294	92,307
Consulting fees	9,850	6,000
Total Operating Expenses	288,144	98,307

Loss from Operations	(53,381)	(70,716)

Net loss	(53,381)	(70,716)

Net loss per common share - basic and diluted	$(0.00)	$(0.01)

Weighted average common shares outstanding - basic and diluted	41,391,825	13,863,324

See accompanying notes to the unaudited condensed consolidated financial statements.

NOWTRANSIT INC

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED

MARCH 31, 2024 & 2023

(Unaudited)

	Series A				Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2022	140,000	$14	5,461,500	$546	$158,840	$(176,583)	$(17,183)
Recapitalization March 10, 2023	-	-	34,371,100	3,437	(4,528)	-	(1,091)
Net loss	-	-	-	-	-	(70,716)	(70,716)
Balance at March 31, 2023	140,000	$14	39,832,600	$3,983	$154,312	$(247,299)	$(88,990)

Balance at December 31, 2023	140,000	$14	40,896,221	$4,089	$417,220	$(428,083)	$(6,760)
Common shares issued for cash	-	-	700,000	70	174,930	-	175,000
Net loss	-	-	-	-	-	(53,381)	(53,381)
Balance at March 31, 2024	140,000	$14	41,596,221	$4,159	$592,150	$(481,464)	$114,859

See accompanying notes to the unaudited condensed consolidated financial statements.

NOWTRANSIT INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2024	2023

Cash Flows From Operating Activities
Net loss	$(53,381)	$(70,716)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating activities:
Accounts receivable	15,016	3,912
Inventory	(2,729)	(1,785)
Deferred revenue	(3,949)	-
Accrued services	445	-
Accounts payable	(3,442)	1,916
Net Cash Used in Operating Activities	(48,040)	(66,673)

Cash Flows From Investing Activities	-	-

Cash Flows From Financing Activities
Advances from related parties	232,837	73,727
Repayment to related parties	(286,100)	(17,952)
Cash acquired in recapitalization	-	8,793
Proceeds from the sale of common stock	175,000	-
Net Cash Provided by Financing Activities	121,737	64,568

Net Increase in Cash	73,697	(2,105)
Cash at Beginning of Period	19,238	11,569
Cash at End of Period	$92,935	$9,464

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

NOWTRANSIT INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

Best was incorporated on October 12, 2021 in the State of Nevada. Best sells clinically-tested, affordably priced products to naturally battle the onslaught of bacteria and viruses through online sales and in various other distribution channels. Presently, the Company is marketing Be On-Guard Mouth Spray, Be On-Guard Nasal Spray, EZ Safer Surface Cleaner, Be On-Guard Brain Fog Support and ADHD 365 maximum strength brain support, NeuroPro Plus a patent pending combination of pharmaceutical grade methylene blue and vitamin C, TBI-365 to elevate your brain health and wellness with pharmaceutical grade methylene blue, glucine, nac and niacinamide and Metabolism+ to enhance your metabolism

Note 2 - Reorganization & Recapitalization

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

During the three months ended March 31, 2023 the Company reported $0 in revenue and $5,295 in expenses for the accounting acquiree (Nowtransit) since the acquisition date (March 10, 2023). Had Nowtransit and Best been combined since January 1, 2023 they would have reported revenues of $32,337, gross profit of $27,591, total operating expenses of $117,417, and a net loss of $89,826 for the three months ended March 31, 2023.

Note 3 - Going Concern

The condensed consolidated financial statements have been prepared on a going concern basis which assumes the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the consolidated financial statements, the Company reported a net loss during the period ended March 31, 2024, reported cash used in operating activities, and is showing an accumulated deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is engaged in full-scale operations as a distributor and generates revenue; however, the Company’s cash position may not be sufficient to support the Company’s daily operations long-term. Management intends to raise additional funds by way of a private or public offering. While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks and any highly liquid investments with a maturity of three months or less to the extent the funds are not being held for investment purposes. As of March 31, 2024 and December 31, 2023, the Company had no cash equivalents.

The Company maintains one account at Wells Fargo Bank. Accounts at this institution are insured by the Federal Deposit Insurance Corporation up to $250,000.

Accounts Receivable and Allowance for Doubtful Accounts

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. The Company records an allowance for doubtful accounts that is based on historical trends, customer knowledge, any known disputes, and considers the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Accounts and receivables are written off against the allowance after all attempts to collect a receivable have failed. As of March 31, 2024 and December 31, 2023, the allowance for doubtful accounts was $0.

Inventory

The Company’s inventory is recognized in accordance with Accounting Standards Codification (“ASC”) 303. The Company uses the lower of cost (determined using the first-in, first-out method) or net realizable value for valuing inventories. As of March 31, 2024 and December 31, 2023 the Company had $40,431 and $37,702 of finished goods on hand, respectively.

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

Revenue Recognition

The Company’s revenue is recognized in accordance with Accounting Standards Codification 606. The Company, through its online websites, operates in the Immune health supplement market. In addition to the website the Company has a Seller Central listing with Amazon and sells three products through the Amazon online platform. The Company offers products – Be-OnGuard Nasal Spray used against nasal bacteria, viruses and allergens; Be-OnGuard Mouth Spray used against oral bacteria, viruses and allergens; and Be-OnGuard EZ Safer Air used against airborne bacteria, viruses and allergens; Be On-Guard Brain Fog Support; and ADHD 365 maximum strength brain support. The Company’s performance obligation is to deliver product to customers therefore revenue is recognized once delivery occurs. Customers will remit payment at the time of order placement, therefore payment received by the Company prior to product delivery is recorded as deferred revenue. As of March 31, 2024 and December 31, 2023 deferred revenue was $0 and $3,949, respectively. Shipping and handling costs that occur are paid by the customer and is not recorded as revenue.

Advertising Costs

Advertising costs are expensed as incurred. During the three months ended March 31, 2024 and 2023, the Company incurred advertising costs of $62,327 and $25,562, respectively.

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

During the three months ended March 31, 2024 and 2023, the Company had a month-to-month rental agreement for their office and inventory space and paid rent expense of $4,305 and $1,000, respectively.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants. There were no potentially dilutive common shares outstanding as of March 31, 2024 and 2023.

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

During the three months ended March 31, 2024 the Company purchased $50,135 worth of inventory from Ageless Holdings, LLC (“Ageless”), an entity owned and controlled by the Company’s members of management and board of directors, all of which was paid for as of March 31, 2024. Additionally, the Company received $232,837 worth of advances from Ageless to pay for operating expenses and the Company paid back $286,100 of the advances.

As of March 31, 2024 and December 31, 2023, the Company owed related parties a total of $33,811 and $87,074, respectively.

During the three months ended March 31, 2023 the Company purchased $7,093 worth of inventory from Ageless, all of which was paid for as of March 31, 2023. Additionally, the Company received $73,727 worth of advances from Ageless to pay for operating expenses and the Company paid back $17,952 of the advances.

Note 6 - Equity

Common Stock

The Company has 75,000,000, $0.0001 par value shares of voting common stock authorized.

During the three months ended March 31, 2024, the Company issued 700,000 shares of common stock for cash proceeds of $175,000.

During the three months ended March 31, 2023, the Company issued 34,371,100 shares of common stock to Best shareholders in exchange for all of the shares of Best common stock (see Note 2) resulting in an increase in common stock of $3,437 and a decrease in additional paid-in-capital of $4,528.

As of March 31, 2024 and December 31, 2023, the Company had 41,596,221 and 40,896,221 shares of common stock issued and outstanding, respectfully.

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

During the three months ended March 31, 2024 and 2023 there were no issuances of preferred stock. As of March 31, 2024 and December 31, 2023, the Company had 140,000 shares of Series A Convertible Preferred Stock outstanding.

Note 7 - Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through May 3, 2024, the date when the financial statements were available to be issued, to determine if they must be reported. Management of the Company determined that there are no material subsequent events to be disclosed other than those described below.

Subsequent to March 31, 2024, the Company received advances of $23,053 from related parties and made repayments of $62,300.

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

The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering

Plan of Operation

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis and results of operations are based upon our accompanying financial statements for the three months ended March 31, 2024, which have been prepared in conformity with U.S. generally accepted accounting principles, or U.S. GAAP, and which requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Note 3. Summary of Significant Accounting Policies, to the financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, describes the significant accounting policies and methods used in the preparation of the Company’s financial statements. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. These estimates are the basis for our judgments about the carrying values of assets and liabilities, which in turn may impact our reported revenue and expenses. Our actual results could differ significantly from these estimates under different assumptions or conditions.

Results Of Operations

THREE MONTHS ENDED MARCH 31, 2024 COMPARED TO MARCH 31, 2023

Our net loss for the three months ended March 31, 2024 was $53,381, compared to a net loss of $70,716 during the three months ended March 31, 2023. The decrease in net loss was due to an increase in sales. The increase in revenue was due to overall Company growth and was offset by increases in general administrative expenses including Amazon fees, social media expenses for Google and Facebook Ads, marketing and promotions and increases in wage expenses. Expenses incurred were general administrative expenses of $278,294, during the three months ended March 31, 2024, compared to $92,307 during the three months ended March 31, 2023.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2024, our total assets were $154,798, consisting of cash, accounts receivable, and inventory.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities since inception. For the three months ended March 31, 2024, net cash flows used in operating activities was $48,040, consisting of our net loss of $53,381 offset by changes in operating activities of $5,341. For the three months ended March 31, 2023, net cash flows used in operating activities was $66,673, consisting of our net loss of $70,716 plus changes in operating activities of $4,043.

Cash Flows from Investing Activities

We have not engaged in any investing activities since our inception.

Cash Flows from Financing Activities

For the three months ended March 31, 2024 net cash flows provided by financing activities was $121,737, consisting of advances from related parties of $232,837 offset by repayments to related parties of $286,100 and proceeds from the sale of common stock of $175,000. For the three months ended March 31, 2023, net cash flows used in financing activities was $64,568, consisting of $73,727 advances from related parties, $17,952 repayment to related parties and $8,793 cash acquired in recapitalization.

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

This provisional application does not constitute a regular utility patent application which could issue as a U.S. patent. It is merely a provisional (or temporary) filing which gives us a filing date and protects us from loss of patent rights arising from a public sale, publication or public use of the invention which would bar obtaining valid patent protection. By filing this provisional application, we have now secured a filing date.

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

As reflected in the consolidated financial statements, the Company reported a net loss during the period ended March 31, 2024, reported cash used in operating activities, and is showing an accumulated deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is engaged in full-scale operations as a distributor and generates revenue; however, the Company’s cash position may not be sufficient to support the Company’s daily operations long-term. Management intends to raise additional funds by way of a private or public offering. While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2024 (the “Evaluation Date”), the Company’s management evaluated, with participation of its principal executive officer, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Company’s principal executive officer concluded that the Company’s disclosure controls and procedures were ineffective as of March 31, 2024.

Management assessed the effectiveness of its internal control over financial reporting as of the Evaluation Date based on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. The material weaknesses identified during management’s assessment were as follows:

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

In light of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting at the Evaluation Date. We plan to rectify these weaknesses by establishing written policies and procedures for our internal control of financial reporting and hiring additional accounting personnel at such time as we raise sufficient capital to do so. There were no changes in controls during the quarter ended March 31, 2024.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit #	Exhibit Description	Incorporated By Reference			Filed or Furnished Herewith
		Form	Date	Number
3.1(a)	Articles of Incorporation	S-1	11/4/2019	3.1

3.1(b)	Amendment to Articles of Incorporation	10-K	11/26/2021	3.1B

3.2	Bylaws	S-1	11/4/2019	3.2

10.1	Stock purchase agreement dated August 29, 2022*	10-Q	05/15/2023	10.1

10.2	Stock purchase Agreement dated October 19, 2022*	10-Q	05/15/2023	10.2

10.3	Stock purchase Agreement dated December 20, 2022	10-Q	05/15/2023	10.3

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)				Filed

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)				Filed

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

Nowtransit Inc.

Dated: May 3, 2024	By:	/s/ Darren Lopez
Darren Lopez Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Darren Lopez	Principal Executive Officer and Director	May 3, 2024
Darren Lopez