Form 10-Q
period 2023-02-28
Nowtransit Inc
filed 2024-05-17
CIK 1784440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2023

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the practicable date:

Class	Outstanding as of May 13, 2024
Common Stock: $0.0001 par value	5,461,500

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

While the information presented in the accompanying financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”). In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. These financial statements should be read in conjunction with the Company's August 31, 2022 audited financial statements and notes thereto. Operating results for the three months ended February 28, 2023 are not necessarily indicative of the results that can be expected for the year ending August 31, 2023.

NOWTRANSIT INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	February 28,	August 31,
	2023	2022
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$8,793	$16,253
Total current assets	8,793	16,253

Total Assets	$8,793	$16,253

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$3,302	$1,860
Total current liabilities	3,302	1,860

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock: $0.0001 par value, 5,000,000 shares authorized; 1,000,000 designated Series A Convertible	-	-
Preferred stock: $0.0001 par value, 140,000 shares authorized; 140,000 and 100,000 shares issued and outstanding at February 28, 2023 and August 31, 2022, respectively	14	10
Common stock: $0.0001 par value, 75,000,000 shares authorized; 5,461,500 shares issued and outstanding at February 28, 2023 and August 31, 2022, respectively	546	546
Additional paid-in capital	171,233	131,237
Accumulated deficit	(166,302)	(117,400)
Total stockholders' equity (deficit)	5,491	14,393
Total Liabilities and Stockholders' Equity (Deficit)	$8,793	$16,253

See accompanying notes, which are an integral part of these unaudited financial statements.

NOWTRANSIT INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	February 28,		February 28,
	2023	2022	2023	2022

Revenues	$-	$-	$-	$-
Operating Expenses:
General and administrative expenses	20,011	26,240	48,928	40,329
Total Operating Expenses	20,011	26,240	48,928	40,329

Loss from Operations	(20,011)	(26,240)	(48,928)	(40,329)
Other Income	26		26
Gain on forgiveness of debt		8,713	-	8713
Net loss	(19,985)	(17,527)	(48,902)	(31,616)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.0)	$(0.0)

Weighted average common shares outstanding - basic and diluted	5,461,500	5,461,500	5,461,500	5,461,500

See accompanying notes, which are an integral part of these unaudited financial statements.

NOWTRANSIT INC

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED

FEBRUARY 28, 2023 & 2022

(Unaudited)

					Additional
	Series A Convertible		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at August 31, 2021	-	$-	5,461,500	$546	$20,854	$(34,192)	$(12,792)
Preferred shares issued for cash	100,000	10	-	-	99,990	-	100,000
Net Loss for 6 months ended						(31,616)	(31,616)
Balance at February 28, 2022	100,000	10	5,461,500	546	120,844	(65,808)	55,592

Balance at August 31, 2022	100,000	10	5,461,500	546	131,237	(117,400)	14,393
Preferred shares issued for cash	40,000	4	-	-	39,996	-	40,000
Net Loss for 6 months ended	-	-	-	-	-	(48,902)	(48,902)
Balance as February 28, 2023	140,000	14	5,461,500	546	171,233	(166,302)	5,491

See accompanying notes, which are an integral part of these unaudited financial statements.

NOWTRANSIT INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	February 28,
	2023	2022

Cash Flows From Operating Activities
Net loss	$(48,902)	$(31,616)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on forgiveness of debt	-	(8,713)
Changes in operating activities:
Prepaid Expense	-	4,279
Accounts payable	1,442	5,122
Net Cash Used in Operating Activities	(47,460)	(30,928)

Cash Flows From Investing Activities	-	-

Cash Flows From Financing Activities
Proceeds from issuance of preferred stock	40,000	100,000
Net Cash Provided by Financing Activities	40,000	100,000
Net Increase in Cash	(7,460)	69,072
Cash at Beginning of Period	16,253	2,035
Cash at End of Period	$8,793	$71,107

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes, which are an integral part of these unaudited financial statements.

NOWTRANSIT INC.

NOTES TO THE FINANCIAL STATEMENTS

SIX MONTHS ENDED FEBRUARY, 2023 AND 2022

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

NOTE 2: GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $166,302 as of February 28, 2023 and $117,400 as of August 31, 2022. The Company had losses of $48,902 for the six months ended February 28, 2023, and $31,616 for the six months ended February, 2022, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity date of three months or less to be cash equivalents. The Company had $8,793 and $16,253 in cash as of February 28, 2023 and August 31, 2022, respectively, and no cash equivalents.

Concentration of Credit Risks

The Company maintains funds in a financial institution that is a member of the Federal Deposit Insurance Corporation. As such, funds are insured based on Federal Reserve limits. At February 28, 2023 and August 31, 2022, the Company did not have cash deposits in excess of these insured limits.

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

Due to their short-term nature, the carrying values of the Company’s current assets and liabilities approximated fair value at February 28, 2023 and August 31, 2022.

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

Basic and Diluted Loss Per Share

The Company computes loss per share in accordance with FASB ASC 260 “Earnings per Share.” Basic loss per share is computed by dividing net income (loss) available to common shareholder by the weighted average number of outstanding shares of common stock during the period. Diluted loss per share gives effect to all dilutive potential shares of common stock outstanding during the period. Dilutive loss per share excludes all potential shares of common stock if their effect is anti-dilutive. During the six months ended February 28, 2023 and 2022, there were 420,000 and 300,000, respectively, potentially dilutive common shares outstanding with respect to convertible preferred stock (Note 7), which were anti-dilutive due to the Company's net loss for the period.

Recent Accounting Pronouncements

We have reviewed all recently issued but not yet effective accounting standards, and do not believe, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 4: STOCKHOLDERS’ EQUITY

Common Stock

The Company has 75,000,000, $0.0001 par value shares of voting common stock authorized.

There were no issuances of common stock during the three months ended February 28, 2023 or 2022.

As of February 28, 2023 and August 31, 2022, there were 5,461,500 shares of common stock issued and outstanding.

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

The Company had 140,000 and 100,000 shares of Series A Convertible Preferred Stock, par value $0.0001, outstanding at February 28, 2023 and August 31, 2022, respectively.

NOTE 5: COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may become a party to litigation matters involving claims against it. At February 28, 2023, there are no current matters that would have a material effect on the Company’s financial position or results of operations. The Company has a month-to-month office space lease. Rent expense for the six months ended February 28, 2023 and 2022 was $504 and $276, respectively.

NOTE 6: SUBSEQUENT EVENTS

The Company has evaluated events occurring subsequent to February 28, 2023 through the date these financial statements were issued and has included the following.

On February 13, 2023, Nowtransit Inc, a Nevada corporation. (the “Company”) entered into a Share Exchange Agreement (the “Exchange Agreement”) with Best Labs, Inc., a Nevada corporation (“Best”) and the shareholders of Best signatory thereto who collectively own 9,588,000 shares of Best common stock, or 100% of the outstanding shares of Best common stock. The transaction consummated on March 10, 2023 (the “Closing”).

Upon the Closing, the Company issued the Best shareholders signatory 34,371,100 shares of the Company’s common stock, representing approximately 85.39% of the shares of the Company’s common stock to be outstanding, in exchange for all of the shares of Best common stock held by such Best shareholders (the “Exchange”).

The information contained in Item 2.01 of the Current Report on Form 8-K is incorporated herein by reference. The Exchange was exempt from registration under the Securities Act of 1933 pursuant to Rule 506(b) of Regulation D promulgated thereunder as a transaction not involving a public offering. The information set forth or referenced in Items 2.01, 3.02, 5.02, 5.03, 5.06 of the Current Report on Form 8-K filed on March 16, 2023 is incorporated herein by reference

As a result of the Closing of the Exchange Agreement, the Company ceased being a shell company, as that term is defined by Rule 12b-2 under the Securities Exchange Act of 1934. The information set forth or referenced in Item 1.01 of the Current Report on Form 8-K filed on February 17, 2023 is incorporated herein by reference.

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

Plan of Operation

On February 13, 2023, Nowtransit Inc, a Nevada corporation. (the “Company”) entered into a Share Exchange Agreement (the “Exchange Agreement”) with Best Labs, Inc., a Nevada corporation (“Best”) and the shareholders of Best signatory thereto who collectively own 9,588,000 shares of Best common stock, or 100% of the outstanding shares of Best common stock. The transaction consummated on March 10, 2023 (the “Closing”).

Upon the Closing, the Company issued the Best shareholders signatory 34,371,100 shares of the Company’s common stock, representing approximately 85.39% of the shares of the Company’s common stock to be outstanding, in exchange for all of the shares of Best common stock held by such Best shareholders (the “Exchange”).

The information contained in Item 2.01 of the Current Report on Form 8-K is incorporated herein by reference. The Exchange was exempt from registration under the Securities Act of 1933 pursuant to Rule 506(b) of Regulation D promulgated thereunder as a transaction not involving a public offering. The information set forth or referenced in Items 2.01, 3.02, 5.02, 5.03, 5.06 of the Current Report on Form 8-K filed on March 16, 2023 is incorporated herein by reference

As a result of the Closing of the Exchange Agreement, the Company ceased being a shell company, as that term is defined by Rule 12b-2 under the Securities Exchange Act of 1934. The information set forth or referenced in Item 1.01 of the Current Report on Form 8-K filed on February 17, 2023 is incorporated herein by reference

During the next 12 month period, the Company will continue to develop, market and sell clinically-tested, affordably priced products to naturally battle the onslaught of bacteria and viruses through online sales and in various other distribution channels. Presently, the Company has developed and is marketing Be On-Guard Mouth Spray, Be On-Guard Nasal Spray, EZ Safer Surface Cleaner, Be On-Guard.Brain Fog Support and ADHD 365 maximum strength brain support.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis and results of operations are based upon our accompanying financial statements for the six months ended February 28, 2023 and 2022, which have been prepared in conformity with U.S. generally accepted accounting principles, or U.S. GAAP, and which requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Note 3. Summary of Significant Accounting Policies, to the financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, describes the significant accounting policies and methods used in the preparation of the Company’s financial statements. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. These estimates are the basis for our judgments about the carrying values of assets and liabilities, which in turn may impact our reported revenue and expenses. Our actual results could differ significantly from these estimates under different assumptions or conditions.

Results Of Operations

THREE MONTHS ENDED FEBRUARY 28, 2023 COMPARED TO FEBRUARY 28, 2022

Our net loss for the three months ended February 28, 2023 was $19,985, compared to a net loss of $17,527 during the three months ended February 28, 2022. The Company has not generated revenue during the three months ended February 28, 2023 and 2022, respectively. Expenses incurred in creating the net loss were general administrative expenses of $20,011 during the three months ended February 28, 2023, compared to $26,240 during the three months ended February 28, 2022.

SIX MONTHS ENDED FEBRUARY 28, 2023 COMPARED TO FEBRUARY 28, 2022

Our net loss for the six months ended February 28, 2023 was $48,902, compared to a net loss of $31,616 during the six months ended February 28, 2022. The Company has not generated any revenue in either period. The increase in net loss was due to an increase in general administrative expenses including professional fees in connection with the preparation of SEC reports and our ongoing search for a business to acquire and costs related to negotiations and due diligence in connection therewith. Expenses incurred were general administrative expenses of $48,902, during the six months ended February 28, 2023, compared to $31,616 during the six months ended February 28, 2022.

LIQUIDITY AND CAPITAL RESOURCES

As of February 28, 2023, our total assets were $8,793, consisting of cash.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities since inception. For the six months ended February 28, 2023, net cash flows used in operating activities was $47,460, consisting of our net loss of $48,902 and an increase of $1,442 in accounts payable and accrued liabilities. Cash flows used in operating activities for the six months ended February 28, 2022 was $30,928, consisting of our net loss of $31,616 and a increases of $4,279 in prepaid expenses and an increase of $5,122 in accounts payable and $8,713 decrease in gain on forgiveness of debt.

Cash Flows from Investing Activities

We have not engaged in any investing activities since our inception.

Cash Flows from Financing Activities

For the six months ended February 28, 2023 and 2022, net cash flows provided by financing activities was $40,000 and $100,000, respectively, consisting of gross proceeds from the sale of Series A Convertible Preferred Stock (the “Series A”) for cash as described in the following paragraphs.

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

PLAN OF OPERATION AND FUNDING

The Nowtransit management team plans to focus on gaining traction for its mental health and general wellness products. The primary focus will initially be on our mental and wellness products. Best 365 Labs, Inc has filed for a provisional patent on its mental wellness, natural products which is an additional reason we plan to focus and grow this sector of the products. With the Global Mental Health Marketplace currently valued at $383.31 billion annually and with 41 million people holding a prescription for Adderall that the market conditions are idea for us to offer our natural substitute product options (which are also unique). Management believes with adequate advertising and marketing funds that substantial clients could be acquired in these categories

OFF-BALANCE SHEET ARRANGEMENTS

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of February 28, 2023 (the “Evaluation Date”), the Company’s management evaluated, with participation of its principal executive officer, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Company’s principal executive officer concluded that the Company’s disclosure controls and procedures were ineffective as of February 28, 2023.

Management assessed the effectiveness of its internal control over financial reporting as of the Evaluation Date based on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. The material weaknesses identified during management’s assessment were (i) a lack of sufficient internal accounting resources; (ii) a lack of segregation of duties to ensure adequate review of financial statement preparation, (iii) lack of an independent board of directors or audit committee, and (iv) lack of written documentation of our internal control policies and procedures. In light of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting at the Evaluation Date. We plan to rectify these weaknesses by establishing written policies and procedures for our internal control of financial reporting and hiring additional accounting personnel at such time as we raise sufficient capital to do so. There were no changes in controls during the quarter ended February 28, 2023.

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

On November 23, 2021, the Company entered into a Stock Purchase Agreement with an accredited investor pursuant to which the Company sold to the purchaser 100,000 shares of the Series A at a purchase price of $1.00 per share (the “Offering”). The Company received $100,000 in gross proceeds from the Offering. Each share of the Series A is convertible into three shares of the Company’s common stock at the holder’s discretion. The offer and sale of the Series A was not registered under the Securities Act of 1933 and was exempt from registration pursuant to Section 4(a)(2) thereof and Rule 506(b) promulgated thereunder.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporated By Reference			Filed or Furnished Herewith
		Form	Date	Number
3.1(a)	Articles of Incorporation	S-1	11/4/2019	3.1

3.1(b)	Amendment to Articles of Incorporation	10-K	11/26/2021	3.1B

3.2	Bylaws	S-1	11/4/2019	3.2

3.3	Certificate of Designation of Series A Convertible Preferred Stock	10-K	11/26/2021	3.3

10.1	Stock purchase agreement dated November 3, 2021*	10-Q	1/14/2022	10.1

10.2	Stock purchase Agreement dated November 22, 2022*				Filed

10.3	Share Exchange Agreement dated February 13, 2023				Filed

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)				Filed

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002				Furnished**

101	Inline Interactive data files pursuant to Rule 405 of Regulation S-T				Filed

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Nowtransit Inc.

Dated: May 17, 2024	By:	/s/ Justin Earl
Justin Earl Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Justin Earl	Principal Executive Officer and Director	May 17, 2024
Justin Earl