Form 10-Q
period 2024-06-30
Nowtransit Inc
filed 2024-07-30
CIK 1784440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the practicable date:

Class	Outstanding as of July 30, 2024
Common Stock: $0.0001 par value	42,096,221

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

While the information presented in the accompanying financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”). In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. These financial statements should be read in conjunction with the Company's December 31, 2023 audited financial statements and notes thereto. Operating results for the six months ended June 30, 2024 are not necessarily indicative of the results that can be expected for the year ending December 31, 2024.

NOWTRANSIT INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$143,922	$19,238
Accounts receivable, net	27,630	36,448
Inventory	40,603	37,702
Prepaid rent	1,435	-
Total current assets	213,590	93,388

Total Assets	$213,590	$93,388

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$7,011	$7,675
Due to related parties	15,498	87,074
Accrued services	2,000	1,450
Deferred revenue	-	3,949
Total current liabilities	24,509	100,148

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock: $0.0001 par value, 5,000,000 shares authorized; 1,000,000 designated Series A Convertible	-	-
Preferred stock: Series A Convertible: $0.0001 par value, 140,000 shares issued and outstanding at June 30, 2024 and December 31, 2023	14	14
Common stock: $0.0001 par value, 75,000,000 shares authorized; 41,596,221 and 40,896,221 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	4,159	4,089
Additional paid-in capital	592,150	417,220
Accumulated deficit	(407,242)	(428,083)
Total stockholders' equity (deficit)	189,081	(6,760)
Total Liabilities and Stockholders' Equity (Deficit)	$213,590	$93,388

See accompanying notes to the unaudited condensed consolidated financial statements.

NOWTRANSIT INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Revenues	$384,170	$69,465	$661,771	$101,802
Cost of goods sold	(73,794)	(9,499)	(116,632)	(14,245)
Gross profit	310,376	59,966	545,139	87,557

Operating Expenses:
General and administrative expenses	222,654	138,728	500,948	231,035
Consulting fees	13,500	6,500	23,350	12,500
Total Operating Expenses	236,154	145,228	524,298	243,535

Income (Loss) from Operations	74,222	(85,262)	20,841	(155,978)

Net Income (Loss)	74,222	(85,262)	20,841	(155,978)

Net loss per common share - basic and diluted	$0.00	$(0.00)	$0.00	$(0.01)

Weighted average common shares outstanding - basic and diluted	41,596,221	39,841,872	41,494,023	26,775,330

See accompanying notes to the unaudited condensed consolidated financial statements.

NOWTRANSIT INC

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2024 & 2023

(Unaudited)

	Series A				Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2022	140,000	$14	5,461,500	$546	$158,840	$(176,583)	$(17,183)
Recapitalization March 10, 2023	-	-	34,371,100	3,437	(4,528)	-	(1,091)
Net loss	-	-	-	-	-	(70,716)	(70,716)
Balance at March 31, 2023	140,000	14	39,832,600	3,983	154,312	(247,299)	(88,990)
Common stock issued for cash	-	-	480,000	48	119,952	-	120,000
Net loss	-	-	-	-	-	(85,262)	(85,262)
Balance as June 30, 2023	140,000	$14	40,312,600	$4,031	$274,264	$(332,561)	$(54,252)

Balance at December 31, 2023	140,000	$14	40,896,221	$4,089	$417,220	$(428,083)	$(6,760)
Common shares issued for cash	-	-	700,000	70	174,930	-	175,000
Net loss	-	-	-	-	-	(53,381)	(53,381)
Balance at March 31, 2024	140,000	14	41,596,221	4,159	592,150	(481,464)	114,859
Net Income	-	-	-	-	-	74,222	74,222
Balance as June 30, 2024	140,000	$14	41,596,221	$4,159	$592,150	$(407,242)	$189,081

See accompanying notes to the unaudited condensed consolidated financial statements.

NOWTRANSIT INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2024	2023

Cash Flows From Operating Activities
Net Income (Loss)	$20,841	$(155,978)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating activities
Accounts receivable	8,818	(8,059)
Inventory	(2,901)	(3,552)
Prepaid expenses	(1,435)	(1,000)
Accounts payable	(664)	(12,418)
Accrued services	550	-
Deferred revenue	(3,949)	-
Net Cash Provided by (Used in) Operating Activities	21,260	(181,007)

Cash Flows From Investing Activities	-	-

Cash Flows From Financing Activities
Advances from related party	418,424	180,574
Repayment to related parties	(490,000)	(109,612)
Cash acquired in recapitalization	-	8,793
Stock issued for cash	175,000	120,000
Net Cash Provided by Financing Activities	103,424	199,755
Net Increase in Cash	124,684	18,748
Cash at Beginning of Period	19,238	11,569
Cash at End of Period	$143,922	$30,317

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

NOWTRANSIT INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

Best was incorporated on October 12, 2021 in the State of Nevada. Best sells clinically-tested, affordably priced products to naturally battle the onslaught of bacteria and viruses through online sales and in various other distribution channels. Presently, the Company is selling Be On-Guard Mouth Spray, Be On-Guard Nasal Spray, Be On-Guard Brain Fog Support, ADHD 365 maximum brain support, EZ Safer Surface Cleaner, NeuroPro Plus a patent pending combination of pharmaceutical grade methylene blue and vitamin C, TBI-365 to elevate your brain health and wellness with pharmaceutical grade methylene blue, glucine, nac and niacinamide and Metabolism+ to enhance your metabolism.

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

Had Nowtransit and Best been combined since January 1, 2023 they would have reported revenues of $101,802, gross profit of $87,557, total operating expenses of $262,645, and a net loss of $175,088 for the six months ended June 30, 2023.

Note 3 - Going Concern

The condensed consolidated financial statements have been prepared on a going concern basis which assumes the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the condensed consolidated financial statements, the Company has generated revenues resulting in a net income during the six months ended June 30, 2024 and is showing total assets in excess of total liabilities as of June 30, 2024. However, in the past the Company has reported losses and cash used in operating activities, thus resulting in an accumulated deficit of $407,242 as of June 30, 2024. Additionally, over time the Company has relied on advances from related parties and proceeds from the sale of stock, therefore has not yet developed a proven track record of profitability. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is engaged in full-scale operations and generate sufficient revenue; however, the Company’s cash position may not be sufficient to support the Company’s daily operations long-term. Management intends to raise additional funds by way of a private or public offering. While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks and any highly liquid investments with a maturity of three months or less to the extent the funds are not being held for investment purposes. As of June 30, 2024 and December 31, 2023, the Company had no cash equivalents.

The Company maintains one account at Wells Fargo Bank. Accounts at this institution are insured by the Federal Deposit Insurance Corporation up to $250,000.

Accounts Receivable and Allowance for Doubtful Accounts

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. The Company records an allowance for doubtful accounts that is based on historical trends, customer knowledge, any known disputes, and considers the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Accounts and receivables are written off against the allowance after all attempts to collect a receivable have failed. As of June 30, 2024 and December 31, 2023, the allowance for doubtful accounts was $0.

Inventory

The Company’s inventory is recognized in accordance with Accounting Standards Codification (“ASC”) 303. The Company uses the lower of cost (determined using the first-in, first-out method) or net realizable value for valuing inventories. As of June 30, 2024 and December 31, 2023, the Company had $40,603 and $37,702 of finished goods on hand, respectively.

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

Revenue Recognition

The Company’s revenue is recognized in accordance with Accounting Standards Codification 606. The Company, through its online websites, operates in the Immune health supplement market. In addition to the website the Company has a Seller Central listing with Amazon and sells three products through the Amazon online platform. The Company offers products – Be-OnGuard Nasal Spray used against nasal bacteria, viruses and allergens; Be-OnGuard Mouth Spray used against oral bacteria, viruses and allergens; and Be-OnGuard EZ Safer Air used against airborne bacteria, viruses and allergens; Be On-Guard Brain Fog Support; and ADHD 365 maximum strength brain support. The Company’s performance obligation is to deliver product to customers therefore revenue is recognized once delivery occurs. Customers will remit payment at the time of order placement, therefore payment received by the Company prior to product delivery is recorded as deferred revenue. As of June 30, 2024 and December 31, 2023 deferred revenue was $0 and $3,949, respectively. Shipping and handling costs that occur are paid by the customer and is not recorded as revenue. The Company’s has a policy to provide a refund on any product returned by the customer.

Advertising Costs

Advertising costs are expensed as incurred. During the six months ended June 30, 2024 and 2023, the Company incurred advertising costs of $106,804 and $47,675, respectively.

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

During the six months ended June 30, 2024 and 2023, the Company had a month-to-month rental agreement for their office and inventory space and paid rent expense of $8,610 and $3,584, respectively.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants. There were no potentially dilutive common shares outstanding as of June 30, 2024 or 2023 therefore the basic and diluted weighted average common shares outstanding and net loss per common share are the same.

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

During the six months ended June 30, 2024 the Company received advances of $418,424 from Ageless Holdings, LLC (“Ageless”), an entity owned and controlled by the Company’s members of management and board of directors, which included the purchase of $129,766 worth of inventory from Ageless and $288,658 to pay for operating expenses. Additionally, the Company paid back $490,000 of the advances.

As of June 30, 2024 and December 31, 2023, the Company owed related parties a total of $15,498 and $87,074, respectively.

Note 6 - Equity

Common Stock

The Company has 75,000,000, $0.0001 par value shares of voting common stock authorized.

During the three months ended June 30, 2024 there were no issuances of common stock.

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

As of June 30, 2024 and December 31, 2023, the Company had 41,596,221 and 40,896,221 shares of common stock issued and outstanding, respectfully.

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

During the six months ended June 30, 2024 and 2023 there were no issuances of preferred stock. As of June 30, 2024 and December 31, 2023, the Company had 140,000 shares of Series A Convertible Preferred Stock outstanding.

Note 7 - Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through June 30, 2024, the date when the financial statements were available to be issued, to determine if they must be reported. The management of the Company determined that there are no material subsequent events to be disclosed other than those described below.

Subsequent to June 30, 2024, the Company received advances of $44,676 from related parties and made repayments of $262,700. On July 1, the Company issued 500,000 common shares for $125,000.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis and results of operations are based upon our accompanying financial statements for the six and three months ended June 30, 2024, which have been prepared in conformity with U.S. generally accepted accounting principles, or U.S. GAAP, and which requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Note 3. Summary of Significant Accounting Policies, to the financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, describes the significant accounting policies and methods used in the preparation of the Company’s financial statements. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. These estimates are the basis for our judgments about the carrying values of assets and liabilities, which in turn may impact our reported revenue and expenses. Our actual results could differ significantly from these estimates under different assumptions or conditions.

Results Of Operations

THREE MONTHS ENDED JUNE 30, 2024 COMPARED TO JUNE 30, 2023

Our net income for the three months ended June 30, 2024 was $74,222, compared to a net loss of $85,262 during the three months ended June 30, 2023. The Company has generated revenue of $384,170 and $69,465 during the three months ended June 30, 2024 and 2023, respectively. The increase over time is due to Company growth and increased sales and marketing efforts. Operating expenses were $236,154 during the three months ended June 30, 2024, compared to $145,228 during the three months ended June 30, 2023. The increase in operating expenses was due to overall growth of the Company and its operations in conjunction with our increase in revenues.

SIX MONTHS ENDED JUNE 30, 2024 COMPARED TO JUNE 30, 2023

Our net income for the six months ended June 30, 2024 was $20,841, compared to a net loss of $155,978 during the six months ended June 30, 2023. The Company has generated revenue of $661,771 and $101,802 during the six months ended June 30, 2024 and 2023, respectively. The increase in net income was due to an increase in sales and marketing efforts. Operating expenses were $524,298 during the six months ended June 30, 2024, compared to $243,535 during the six months ended June 30, 2023. The increase in operating expenses was due to overall growth of the Company and its operations in conjunction with our increase in revenues.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2024, our total assets were $213,590, consisting of cash, accounts receivable, prepaid expenses, and inventory.

Cash Flows from Operating Activities

For the six months ended June 30, 2024, net cash flows generated in operating activities was $21,260, consisting of our net income of $20,841 and changes in operating activities of $419. For the six months ended June 30, 2023, net cash flows used in operating activities was $181,007, consisting of our net loss of $155,978 plus net changes in operating activities of $25,029.

Cash Flows from Investing Activities

We have not engaged in any investing activities since our inception.

Cash Flows from Financing Activities

For the six months ended June 30, 2024 net cash flows provided by financing activities was $103,424, consisting of advances from related parties of $418,424 offset by repayments to related parties of $490,000, and $175,000 of cash acquired for issuing common stock. For the six months ended June 30, 2023, net cash flows provided by financing activities was $199,755, consisting of cash acquired in recapitalization of $8,793, advances from related parties of $180,574, offset by repayments to related parties of $109,612, and $120,000 of cash acquired for issuing common stock.

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

As reflected in the condensed consolidated financial statements, the Company has generated revenues resulting in a net income during the six months ended June 30, 2024 and is showing total assets in excess of total liabilities as of June 30, 2024. However, in the past the Company has reported losses and cash used in operating activities, thus resulting in an accumulated deficit of $407,242 as of June 30, 2024. Additionally, over time the Company has relied on advances from related parties and proceeds from the sale of stock, therefore has not yet developed a proven track record of profitability. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2024 (the “Evaluation Date”), the Company’s management evaluated, with participation of its principal executive officer, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Company’s principal executive officer concluded that the Company’s disclosure controls and procedures were ineffective as of June 30, 2024.

Management assessed the effectiveness of its internal control over financial reporting as of the Evaluation Date based on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. The material weaknesses identified during management’s assessment were (i) a lack of sufficient internal accounting resources; (ii) a lack of segregation of duties to ensure adequate review of financial statement preparation, (iii) lack of an independent board of directors or audit committee, and (iv) lack of written documentation of our internal control policies and procedures. In light of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting at the Evaluation Date. We plan to rectify these weaknesses by establishing written policies and procedures for our internal control of financial reporting and hiring additional accounting personnel at such time as we raise sufficient capital to do so. There were no changes in controls during the quarter ended June 30, 2024.

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

Item 2. Unregistered Sales Of Equity Securities and Use Of Proceeds

None

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit #	Exhibit Description	Incorporated By Reference			Filed or Furnished Herewith
		Form	Date	Number
3.1(a)	Articles of Incorporation	S-1	11/4/2019	3.1

3.1(b)	Amendment to Articles of Incorporation	10-K	11/26/2021	3.1B

3.2	Bylaws	S-1	11/4/2019	3.2

10.1	Stock purchase agreement dated August 29, 2022*	10-Q	8/11/2023	10.1

10.2	Stock purchase Agreement dated October 19, 2022*	10-Q	8/11/2023	10.2

10.3	Stock purchase Agreement dated December 20, 2022	10-Q	8/11/2023	10.3

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)				Filed

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)				Filed

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

Nowtransit Inc.

Dated: July 30, 2024	By:	/s/ Darren Lopez
Darren Lopez Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Darren Lopez	Principal Executive Officer and Director	July 30, 2024
Darren Lopez