Form 10-Q
period 2024-09-30
Nowtransit Inc
filed 2024-10-28
CIK 1784440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the practicable date:

Class	Outstanding as of October 28, 2024
Common Stock: $0.0001 par value	42,096,221

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

While the information presented in the accompanying financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”). In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. These financial statements should be read in conjunction with the Company's December 31, 2023 audited financial statements and notes thereto. Operating results for the nine months ended September 30, 2024 are not necessarily indicative of the results that can be expected for the year ending December 31, 2024.

NOWTRANSIT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$333,220	$19,238
Accounts receivable, net	31,913	36,448
Inventory	42,225	37,702
Prepaid rent	1,435	-
Total current assets	408,793	93,388
Other Assets
Intangible assets	7,037	-
Total Assets	$415,830	$93,388

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$8,447	$7,675
Due to related parties	34,600	87,074
Accrued services	2,500	1,450
Deferred revenue	-	3,949
Total current liabilities	45,547	100,148

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock: $0.0001 par value, 5,000,000 shares authorized; 1,000,000 designated Series A Convertible	-	-
Preferred stock: Series A Convertible: $0.0001 par value, 140,000 shares issued and outstanding at September 30, 2024 and December 31, 2023	14	14
Common stock: $0.0001 par value, 75,000,000 shares authorized; 42,096,221 and 40,896,221 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	4,209	4,089
Additional paid-in capital	717,100	417,220
Accumulated deficit	(351,040)	(428,083)
Total stockholders' equity (deficit)	370,283	(6,760)
Total Liabilities and Stockholders' Equity (Deficit)	$415,830	$93,388

See accompanying notes to the unaudited condensed consolidated financial statements.

NOWTRANSIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Revenues	$572,973	$192,165	$1,234,744	$293,967
Cost of goods sold	(148,233)	(31,826)	(264,865)	(46,071)
Gross profit	424,740	160,339	969,879	247,896

Operating Expenses:
General and administrative expenses	345,288	210,285	846,236	441,320
Consulting fees	23,250	7,200	46,600	19,700
Total Operating Expenses	368,538	217,485	892,836	461,020

Income (Loss) from Operations	56,202	(57,146)	77,043	(213,124)

Income Tax Expense	-	-	-	-

Net Income (Loss)	$56,202	$(57,146)	$77,043	$(213,124)

Net loss per common share - basic and diluted	$0.00	$(0.00)	$0.00	$(0.01)

Weighted average common shares outstanding - basic and diluted	42,090,786	40,362,767	41,694,396	31,425,252

See accompanying notes to the unaudited condensed consolidated financial statements.

NOWTRANSIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2024 & 2023
(Unaudited)

	Series A				Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2022	140,000	$14	5,461,500	$546	$158,840	$(176,583)	$(17,183)
Recapitalization March 10, 2023	-	-	34,371,100	3,437	(4,528)	-	(1,091)
Net loss	-	-	-	-	-	(70,716)	(70,716)
Balance at March 31, 2023	140,000	14	39,832,600	3,983	154,312	(247,299)	(88,990)
Common shares issued for cash	-	-	480,000	48	119,952	-	120,000
Net loss	-	-	-	-	-	(85,262)	(85,262)
Balance as June 30, 2023	140,000	14	40,312,600	4,031	274,264	(332,561)	(54,252)
Common shares issued for cash	-	-	480,000	48	119,952	-	120,000
Net loss	-	-	-	-	-	(57,146)	(57,146)
Balance as of September 30, 2023	140,000	$14	40,792,600	$4,079	$394,216	$(389,707)	$8,602

Balance at December 31, 2023	140,000	$14	40,896,221	$4,089	$417,220	$(428,083)	$(6,760)
Common shares issued for cash	-	-	700,000	70	174,930	-	175,000
Net loss	-	-	-	-	-	(53,381)	(53,381)
Balance at March 31, 2024	140,000	14	41,596,221	4,159	592,150	(481,464)	114,859
Net income	-	-	-	-	-	74,222	74,222
Balance as June 30, 2024	140,000	14	41,596,221	4,159	592,150	(407,242)	189,081
Common shares issued for cash	-	-	500,000	50	124,950	-	125,000
Net income	-	-	-	-	-	56,202	56,202
Balance as of September 30, 2024	140,000	$14	42,096,221	$4,209	$717,100	$(351,040)	$370,283

See accompanying notes to the unaudited condensed consolidated financial statements.

NOWTRANSIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2024	2023

Cash Flows From Operating Activities
Net Income (Loss)	$77,043	$(213,124)
Adjustments to reconcile net loss to net cash used in operating activities	-	-
Changes in operating activities:
Accounts receivable	4,535	(10,955)
Inventory	(4,523)	(22,019)
Prepaid expenses	(1,435)	-
Deferred revenue	(3,949)	-
Accrued services	1,050	-
Accounts payable	772	(5,287)
Net Cash Provided by (Used in) Operating Activities	73,493	(251,385)

Cash Flows From Investing Activities
Purchase of intangible assets	(7,037)	-
Net Cash Used in Investing Activities	(7,037)	-

Cash Flows From Financing Activities
Advances from related parties	692,746	357,173
Repayment to related parties	(745,220)	(324,162)
Cash acquired in recapitalization	-	8,793
Stock issued for cash	300,000	240,000
Net Cash Provided by Financing Activities	247,526	281,804
Net Increase in Cash	313,982	30,419
Cash at Beginning of Period	19,238	11,569
Cash at End of Period	$333,220	$41,988

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NOWTRANSIT INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

Had Nowtransit and Best been combined since January 1, 2023 they would have reported revenues of $293,967, gross profit of $247,896, total operating expenses of $480,130, and a net loss of $232,234 for the nine months ended September 30, 2023.

Note 3 - Going Concern

The condensed consolidated financial statements have been prepared on a going concern basis which assumes the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the condensed consolidated financial statements, the Company has generated revenues resulting in a net income during the nine months ended September 30, 2024. However, in the past the Company has reported losses and cash used in operating activities, thus resulting in an accumulated deficit of $351,040 as of September 30, 2024. Additionally, over time the Company has relied on advances from related parties and proceeds from the sale of stock, therefore has not yet developed a proven track record of profitability. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with US GAAP, have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited financial statements. The financial statements are presented in US dollars and the Company has adopted a December 31 year end.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks and any highly liquid investments with a maturity of three months or less to the extent the funds are not being held for investment purposes. As of September 30, 2024 and December 31, 2023, the Company had no cash equivalents.

The Company maintains one account at Wells Fargo Bank. Accounts at this institution are insured by the Federal Deposit Insurance Corporation up to $250,000.

Accounts Receivable and Allowance for Doubtful Accounts

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. The Company records an allowance for doubtful accounts that is based on historical trends, customer knowledge, any known disputes, and considers the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Accounts and receivables are written off against the allowance after all attempts to collect a receivable have failed. As of September 30, 2024 and December 31, 2023, the allowance for doubtful accounts was $0.

Inventory

The Company’s inventory is recognized in accordance with Accounting Standards Codification (“ASC”) 303. The Company uses the lower of cost (determined using the first-in, first-out method) or net realizable value for valuing inventories. As of September 30, 2024 and December 31, 2023 the Company had $42,225 and $37,702 of finished goods on hand, respectively.

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

Revenue Recognition

The Company’s revenue is recognized in accordance with Accounting Standards Codification 606 and operates in the immune health supplement market. The Company offers products – Be-OnGuard Nasal Spray used against nasal bacteria, viruses and allergens; Be-OnGuard Mouth Spray used against oral bacteria, viruses and allergens; and Be-OnGuard EZ Safer Air used against airborne bacteria, viruses and allergens; Be On-Guard Brain Fog Support; and ADHD 365 maximum strength brain support. The Company’s performance obligation is to deliver product to customers therefore revenue is recognized once delivery occurs. Customers will remit payment at the time of order placement, therefore payment received by the Company prior to product delivery is recorded as deferred revenue. As of September 30, 2024 and December 31, 2023 deferred revenue was $0 and $3,949. Shipping and handling costs that occur are paid by the customer and is not recorded as revenue. The Company’s has a policy to provide a refund on any product returned by the customer.

Advertising Costs

Advertising costs are expensed as incurred. During the nine months ended September 30, 2024 and 2023, the Company incurred advertising costs of $153,806 and $93,755, respectively.

Research and Development

The Company charges research and development costs to expense when incurred. During the nine months ended September 30, 2024 and 2023, the Company incurred $29,808 and $0 in research and development expenses, respectively.

Intangible Assets

The Company accounts for its intangible assets in accordance with ASC 350. Costs incurred to renew or extend the term of intangible assets are expensed as incurred.

Near the end of the nine months ended September 30, 2024, the Company incurred $7,037 to file certain patent applications that showcase the Company’s innovative approach to health and wellness solutions. The patent costs were capitalized and will be amortized on a straight-line basis over its estimated useful life of 20 years. During the nine months ended September 30, 2024 and 2023 no amortization expense was recorded. Amortization expense of $88 is expected for the year ended December 31, 2024, $352 for each of the years ended December 31, 2025 through 2028, and $5,541 for the year ended December 31, 2029 and beyond.

As of September 30, 2024 the Company’s provisional patent applications include the following:

1.	“Methylthioninium Salt-Containing Compositions and Methods” (Serial No. 63/560,474)
This application likely focuses on novel formulations and applications of methylthioninium salts, commonly known as methylene blue. Methylene blue has gained attention for its potential therapeutic benefits, including its role in mitochondrial function and cellular energy production. The patent may cover unique compositions, delivery methods, or specific applications of methylthioninium salts for health and wellness purposes.

2.	“Compositions and Methods for Supporting Mitochondrial Health” (Serial No. 63/698,301)
This application appears to address broader aspects of mitochondrial health support. It may encompass a range of compounds, formulations, or methods designed to enhance mitochondrial function, which is crucial for cellular energy production and overall health. The patent could potentially cover innovative combinations of ingredients, delivery systems, or treatment protocols aimed at optimizing mitochondrial performance. These provisional patent applications demonstrate Best 365 Labs' commitment to developing cutting-edge solutions in the fields of cellular health and energy metabolism. By focusing on mitochondrial function and utilizing compounds like methylthioninium salts, the company is positioning itself at the forefront of research into novel approaches for enhancing overall health and well-being.

Impairment of Long-lived Assets

The Company applies the provisions of ASC 360, where applicable, to all long-lived assets and periodically evaluates the carrying value of long-lived assets to be held and used for impairment. Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. When long-lived assets are sold or retired, the related cost and accumulated depreciation or amortization are removed from the accounts and any gain or loss is included in the results of operations. During the nine months ended September 30, 2024 and 2023, the Company recorded no impairment expense for their long-lived assets.

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

During the nine months ended September 30, 2024 and 2023, the Company had a month-to-month rental agreement for their office and inventory space and paid rent expense of $12,915 and $7,019 respectively.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants. There were no potentially dilutive common shares outstanding as of September 30, 2024 or 2023, therefore the basic and diluted weighted average common shares outstanding and net loss per common share are the same.

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

During the nine months ended September 30, 2024 the Company received advances of $692,746 from Ageless Holdings, LLC (“Ageless”), an entity owned and controlled by the Company’s members of management and board of directors, which included the purchase of $285,463 worth of inventory from Ageless and $407,283 to pay for operating expenses. Additionally, the Company paid back $745,220 of the advances.

As of September 30, 2024 and December 31, 2023, the Company owed related parties a total of $34,600 and $87,074, respectively.

Note 6 - Equity

Common Stock

The Company has 75,000,000, $0.0001 par value shares of voting common stock authorized.

During the three months ended September 30, 2024, the Company issued 500,000 shares of common stock for cash proceeds of $125,000.

During the three months ended March 31, 2024, the Company issued 700,000 shares of common stock for cash proceeds of $175,000.

During the three months ended September 30, 2023, the Company issued 480,000 shares of common stock for cash proceeds of $120,000.

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

As of September 30, 2024 and December 31, 2023, the Company had 42,096,221 and 40,896,221 shares of common stock issued and outstanding, respectfully.

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

During the nine months ended September 30, 2024 and 2023 there were no issuances of preferred stock. As of September 30, 2024 and December 31, 2023, the Company had 140,000 shares of Series A Convertible Preferred Stock outstanding.

Note 7 - Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through October 28, 2024, the date when the financial statements were available to be issued, to determine if they must be reported. Management of the Company determined that there are no material subsequent events to be disclosed other than those described below.

Subsequent to September 30, 2024, the Company received advances of $42,473 from related parties and made repayments of $82,500.

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

Management’s discussion and analysis and results of operations are based upon our accompanying financial statements for the nine and three months ended September 30, 2024, which have been prepared in conformity with U.S. generally accepted accounting principles, or U.S. GAAP, and which requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Note 4. Summary of Significant Accounting Policies, to the financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, describes the significant accounting policies and methods used in the preparation of the Company’s financial statements. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. These estimates are the basis for our judgments about the carrying values of assets and liabilities, which in turn may impact our reported revenue and expenses. Our actual results could differ significantly from these estimates under different assumptions or conditions.

Results Of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2024 COMPARED TO SEPTEMBER 30, 2023

Our net income for the three months ended September 30, 2024 was $56,202 compared to a net loss of $57,146 during the three months ended September 30, 2023. The Company has generated revenue of $572,973 and $192,165 during the three months ended September 30, 2024 and 2023, respectively. The increase in revenue over time is due to Company growth and increased sales and marketing efforts, which also explains the change from period to period.   Expenses incurred were general administrative expenses of $345,288 during the three months ended September 30, 2024, compared to $210,285 during the three months ended September 30, 2023 and was due to the overall growth of the Company and its operations in conjunction with its increase in revenues.

NINE MONTHS ENDED SEPTEMBER 30, 2024 COMPARED TO SEPTEMBER 30, 2023

Our net income for the nine months ended September 30, 2024 was $77,043, compared to a net loss of $213,124 during the nine months ended September 30, 2023. The Company has generated revenue of $1,234,744 and $293,967 during the nine months ended September 30, 2024 and 2023, respectively, due to overall Company growth. The increase in net income was due to Company growth and increased sales and marketing efforts. Expenses incurred were general administrative expenses of $846,236 during the nine months ended September 30, 2024, compared to $441,320 during the nine months ended September 30, 2023 which was due to the overall growth of the Company and its operations in conjunction with its increase in revenues.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2024, our total assets were $415,830, consisting of cash, accounts receivable, inventory, prepaid expenses, and intangible assets.

Cash Flows from Operating Activities

We have generated positive cash flows from operating activities. For the nine months ended September 30, 2024, net cash flows used in operating activities was $73,493, consisting of our net income of $77,043 offset by changes in operating activities of $3,550. For the nine months ended September 30, 2023, net cash flows used in operating activities was $251,385, consisting of our net loss of $213,124 plus changes in operating activities of $38,261.

Cash Flows from Investing Activities

For the nine months ended September 30, 2024, we had net cash used in investing activities of $7,037 in connection with the purchase of intangible assets. For the nine months ended September 30, 2023, we had no cash flows used in or provided by investing activities.

Cash Flows from Financing Activities

For the nine months ended September 30, 2024 net cash flows provided by financing activities was $247,526, consisting of $692,746 in advances from related parties and $300,000 of cash acquired for issuing common stock, offset by repayments to related parties of $745,220. For the nine months ended September 30, 2023, net cash flows provided by financing activities was $281,804, consisting of cash acquired in recapitalization of $8,793, advances from related parties of $357,173, and $240,000 of cash acquired for issuing common stock, offset by repayments to related parties of $324,162.

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

Going Concern

Our business is subject to risks inherent in marketing products in a competitive market as we continue to sell clinically-tested, affordably priced products to naturally battle the onslaught of bacteria and viruses through online sales and in various other distribution channels. Presently, the Company is marketing Be On-Guard Mouth Spray, Be On-Guard Nasal Spray, EZ, Safer Surface Cleaner, Be On-Guard Brain Fog Support and ADHD 365 maximum strength brain support, while also having limited capital resources and expecting possible cost overruns due to price and cost increases in services and products.

As reflected in the condensed consolidated financial statements, the Company has generated revenues resulting in a net income during the nine months ended September 30, 2024 and is showing total assets in excess of total liabilities as of September 30, 2024. However, in the past the Company has reported losses and cash used in operating activities, thus resulting in an accumulated deficit of $351,040 as of September 30, 2024. Additionally, over time the Company has relied on advances from related parties and proceeds from the sale of stock, therefore has not yet developed a proven track record of profitability. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2024 (the “Evaluation Date”), the Company’s management evaluated, with participation of its principal executive officer, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Company’s principal executive officer concluded that the Company’s disclosure controls and procedures were ineffective as of September 30, 2024.

Management assessed the effectiveness of its internal control over financial reporting as of the Evaluation Date based on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. The material weaknesses identified during management’s assessment were (i) a lack of sufficient internal accounting resources; (ii) a lack of segregation of duties to ensure adequate review of financial statement preparation, (iii) lack of an independent board of directors or audit committee, and (iv) lack of written documentation of our internal control policies and procedures. In light of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting at the Evaluation Date. We plan to rectify these weaknesses by establishing written policies and procedures for our internal control of financial reporting and hiring additional accounting personnel at such time as we raise sufficient capital to do so. There were no changes in controls during the quarter ended September 30, 2024.

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

Nowtransit Inc.

Dated: October 28, 2024	By:	/s/ Darren Lopez
Darren Lopez Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Darren Lopez	Principal Executive Officer and Director	October 28, 2024
Darren Lopez