Form 10-K
period 2024-12-31
Nowtransit Inc
filed 2025-03-13
CIK 1784440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Mark One

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-234487

NOWTRANSIT INC.

(Exact name of registrant as specified in its charter)

Nevada	7374	98-1498782
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class	Outstanding as of March 12, 2025
Common Stock: $0.0001 par value	43,916,221

The aggregate market value of the registrant’s common stock held by non-affiliates on June 30, 2024, the last business day of the registrant’s most recently completed second quarter, was $41,596,221.

PART I

Item 1. Business

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our ability to locate and acquire an operating business, the status of our current acquisition opportunity and the resources and efforts we intend to dedicate to such an endeavor, our development of a viable business plan and our ability to locate sources of capital necessary to meet our business needs and objectives. All statements other than statements of historical facts contained in this Report, including statements that relate to our future financial performance, liquidity, business strategy and plans and objectives of management for future operations, are forward-looking statements. These forward-looking statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate,” “should,” “intend,” “could,” “potential,” “is likely,” “plan,” “continue,” and similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

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

There is currently a limited market for our common stock, and there can be no guarantee that an active market for our common stock will develop. As of December 31, 2024, there were only 51 record holders of our common stock, and trading is very limited and sporadic. Further, even if an active market for our common stock develops, it will likely be subject to significant price volatility when compared to more seasoned issuers. We expect that the price of our common stock will continue to be more volatile than more seasoned issuers for the foreseeable future. Fluctuations in the price of our common stock can be based on various factors in addition to those otherwise described in this Report, including:

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

Item 1B. Cybersecurity

To date, the Company has not identified any cybersecurity incidents which have materially affected, or are reasonably likely to materially affect, the Company's business strategy, results of operations or financial condition.  The Company has not implemented any specific policies with respect to monitoring and managing cybersecurity threats. Moreover, the Company is aware of the evolution of cybersecurity risks and is taking proactive steps by keeping up to date our information systems and educating our personnel about these risks.

The Company recognizes the importance of developing, implementing, and maintaining cybersecurity measures to safeguard its information systems and protect the confidentiality, integrity, and availability of the data. The Company will be looking to adopt cybersecurity processes, technologies and controls to aid in its efforts to assess, prevent, identify and manage such risks.

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

The following table reflects the high and low closing sales information for our common stock for each fiscal quarter during the fiscal years ended December 31, 2024 and 2023. This information was obtained from the OTC Pink Market and reflects inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	COMMON STOCK MARKET PRICE
	HIGH	LOW
FISCAL YEAR ENDED DECEMBER 31, 2024:
First Quarter	$9.01	$9.01
Second Quarter	$1.00	$1.00
Third Quarter	$1.00	$1.00
Fourth Quarter	$1.00	$1.00

	COMMON STOCK MARKET PRICE
	HIGH	LOW
FISCAL YEAR ENDED DECEMBER 31, 2023:
First Quarter	$18.00	10.00
Second Quarter	$9.01	9.01
Third Quarter	$9.01	9.01
Fourth Quarter	$9.01	9.01

Number of Holders

As of December 31, 2024, 43,916,221 shares of our common stock were issued and outstanding, which were held by 51 stockholders of record.

Stock Transfer Agent

Our stock transfer agent is Colonial Stock Transfer, 7840 S 700 E, Sandy, Utah 84070, (801) 355-5740, www.colonialstock.com.

Dividends

No cash dividends were paid on our shares of common stock during the years ended December 31, 2024 and 2023. We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Securities Authorized For Issuance Under Equity Compensation Plans

We currently do not have any equity compensation plans.

Recent Sales of Unregistered Securities

During the year 2023, the Company issued 1,063,621 common shares for cash proceeds of $265,000.

During the year 2024, the Company issued 3,020,000 common shares for cash proceeds of $755,000.

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

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include those described elsewhere in this Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 under “Item 1A. – Risk Factors.” We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis and results of operations are based upon our accompanying financial statements for the year ended December 31, 2024, which have been prepared in conformity with U.S. generally accepted accounting principles, or U.S. GAAP, and which requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Note 4. Summary of Significant Accounting Policies, to the financial statements included in Part I, Item 1 of this Annual Report on Form 10-K, describes the significant accounting policies and methods used in the preparation of the Company’s financial statements. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. These estimates are the basis for our judgments about the carrying values of assets and liabilities, which in turn may impact our reported revenue and expenses. Our actual results could differ significantly from these estimates under different assumptions or conditions.

Results Of Operations

Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

Our net income for the year ended December 31, 2024 was $87,000, compared to a net loss of $251,500 during the year ended December 31, 2023. The Company has generated revenue of $1,844,966 and $597,595 during the year ended December 31, 2024 and 2023, respectively. The increase in revenue is due to overall Company growth. The increase in net income was due to an increase in distributor and website sales. General and administrative expenses incurred were $1,146,410, during the year ended December 31, 2024, compared to $706,257 during the year ended December 31, 2023, also explained by the overall Company growth and additional expenses incurred to support our operations.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2024, our total assets were $873,788, consisting of cash, accounts receivable, inventory, prepaid expenses, overpayments to related parties, and intangible assets.

Cash Flows from Operating Activities

For the year ended December 31, 2024, net cash flows provided by operating activities was $23,188, consisting of our net income of $87,000 offset by changes in operating activities of $63,812. For the year ended December 31, 2023, net cash flows used in operating activities was $307,842, consisting of our net loss of $251,500 plus net changes in operating activities of $56,342.

Cash Flows from Investing Activities

For the year ended December 31, 2024, $26,037 was used to purchase an intangible asset.

Cash Flows from Financing Activities

For the year ended December 31, 2024 net cash flows provided by financing activities was $646,128, consisting, advances from related parties of $962,848, $755,000 of cash acquired from the sale of common stock, offset by repayments to related parties of $1,071,720. For the year ended December 31, 2023 net cash flows provided by financing activities was $315,511, consisting of cash acquired in recapitalization of $8,793, advances from related parties of $613,973, $265,000 of cash acquired from the sale of common stock, offset by repayments to related parties of $572,255.

PLAN OF OPERATION AND FUNDING

Recently, the Company completed the raise of $1,000,000 from a private placement to accredited investors. Now that the private placement is complete, the Company will begin the due diligence process of evaluating and deciding on preparing and filing a Form 1-A with the SEC.

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

As a leadership team we are optimistic and excited about our opportunities to carve out very profitable positions in these potential marketplaces, through our patent-pending Methylene Blue products along with our additional specialty product offerings. The market opportunities we are targeting include:

1. Dementia and Alzheimer’s Disease: The global market for dementia and Alzheimer’s disease treatment and care is substantial, with estimates ranging from tens to hundreds of billions of dollars annually. This includes spending on medications, long-term care, home care services, assistive devices, and research efforts aimed at finding effective treatments and interventions.

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

Currently we have started sales in the following categories:

1.	Amazon: We are currently selling all six products listed above at Amazon. The plan is to continue building this sales channel. We view this as an essential sales channel especially for credibility, and market acceptance.

2.	Wholesale Sales: We have developed an online platform at https://best365labswholesale.com to facilitate clinics, doctors, chiropractors, and other wholesalers to easily order our products. Through tradeshows we have already onboarded 700 clients to this portal. Sales are growing monthly and showing potential.

3.	Private Label Sales: We currently have three deals in place. We are being very selective on who we allow to private labels and it has to fit within a market category above that makes sense within our overall vision and growth.

4.	Direct Sales: We are revising our online platform at www.Best365Labs.com to capitalize better on SEO and Google ads. That being said sales are showing promise on this front.

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

Patent Pending Product Overview and Update

New U.S. Non-Provisional Patent Application No. 18/931,277 for METHYLTHIONINIUM SALT-CONTAINING COMPOSITIONS AND METHODS, filed on 10/30/2024

New International Patent Application No. PCT/US24/53487 for METHYLTHIONINIUM SALT-CONTAINING COMPOSITIONS AND METHODS, filed on 10/30/2024

New U.S. Non-Provisional Patent Application No. 18/931,346 for COMPOSITIONS AND METHOD FOR SUPPORTING MITOCHONDRIAL, file on 10/30/2024

New International Patent Application No. PCT/US24/53490 for COMPOSITIONS AND METHOD FOR SUPPORTING MITOCHONDRIAL, file on 10/30/2024. Filed on 10/30/2024

New U.S. Provisional Patent Application No. 63/712,895 for TREATMENTS USING METHYLTHIONINIUM SALT, SECONDARY PHYSIOLOGICALLY ACTIVE COMPOUND AND PHYSIOLOGICAL THERAPY, filed on 10/28/2024

New U.S. Provisional Patent Application No. 63/754,434 for NUTRITIONAL SUPPLEMENT COMPOSITIONS AND METHODS FOR ENHANCING BIOLOGICAL FUNCTIONS, filed on 2/5/2025

The above-referenced provisional patent applications were filed in the United States Patent and Trademark Office (“Patent Office”). These were filed for the company by law firm, Thorpe North and Western.

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

Going Concern

As reflected in the consolidated financial statements, the Company has generated revenues resulting in a net income during the year ended December 31, 2024. However, in the past the Company has reported losses and cash used in operating activities, thus resulting in an accumulated deficit of $341,084 as of December 31, 2024. Additionally, over time the Company has relied on advances from related parties and proceeds from the sale of stock, therefore has not yet developed a proven track record of profitability. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is engaged in full-scale operations as a distributor and generates sufficient revenue; however, the Company’s cash position may not be sufficient to support the Company’s daily operations long-term. Additionally, our business is subject to risks inherent in marketing products in a competitive market as we continue to sell clinically-tested, affordably priced products to naturally battle the onslaught of bacteria and viruses through online sales and in various other distribution channels. Management intends to raise additional funds by way of a private or public offering. However, there can be no assurance that future financing will be available to us on acceptable terms or at all. If financing is not available on satisfactory terms as and when needed, we may be unable to commence, develop or expand our operations. Additionally, equity financing could result in additional dilution to existing stockholders. While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Nowtransit Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Nowtransit Inc. as of December 31, 2024 and 2023, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Nowtransit Inc. as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 3 to the financial statements, the entity has suffered recurring losses from operations in the past and has an accumulated deficit because the Company has not developed a proven track record of profitability. These matters raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to Nowtransit Inc. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Nowtransit Inc. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters arise from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined there are no critical audit matters.

/s/ Mac Accounting Group & CPAs, LLP

We have served as Nowtransit Inc.’s auditor since 2022.

Midvale, Utah

March 13, 2025

NOWTRANSIT INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2024	2023
ASSETS
Current Assets
Cash and cash equivalents	$662,517	$19,238
Accounts receivable, net	100,285	36,448
Inventory	58,319	37,702
Prepaid expense	4,832	-
Overpayment to related parties	21,798	-
Total current assets	847,751	93,388
Other Assets
Intangible assets	26,037	-
Total Assets	$873,788	$93,388

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$8,226	$7,675
Due to related parties	-	87,074
Accrued expenses	5,993	1,450
Deferred revenue	24,329	3,949
Total current liabilities	38,548	100,148

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock: $0.0001 par value, 5,000,000 shares authorized; 1,000,000 designated Series A Convertible	-	-
Preferred stock: $0.0001 par value, 140,000 shares authorized; 140,000 shares issued and outstanding at December 31, 2024 and 2023, respectively	14	14
Common stock: $0.0001 par value, 75,000,000 shares authorized; 43,916,221 and 40,896,221 shares issued and outstanding at December 31, 2024 and 2023, respectively	4,391	4,089
Additional paid-in capital	1,171,918	417,220
Accumulated deficit	(341,083)	(428,083)
Total stockholders' equity (deficit)	835,240	(6,760)
Total Liabilities and Stockholders' Equity (Deficit)	$873,788	$93,388

See accompanying notes to the consolidated financial statements.

NOWTRANSIT INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2024	2023
Revenues	$1,844,966	$597,595
Cost of goods sold	(536,078)	(113,188)
Gross Profit	1,308,888	484,407

Operating Expenses:
General and administrative expenses	1,146,410	706,257
Consulting fees	75,478	29,650
Total Operating Expenses	1,221,888	735,907

Income (Loss) from Operations	87,000	(251,500)

Net Income (Loss)	$87,000	$(251,500)

Net income (loss) per common share - basic	$0.00	$(0.01)
Net income (loss) per common share - diluted	$0.00	$(0.01)

Weighted average common shares outstanding - basic	41,933,981	33,764,675
Weighted average common shares outstanding - diluted	42,353,981	33,764,675

See accompanying notes to the consolidated financial statements.

NOWTRANSIT INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE YEAR ENDED DECEMBER 31, 2024 AND 2023

	Series A				Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2022	140,000	$14	5,461,500	$546	$158,840	$(176,583)	$(17,183)
Recapitalization March 10, 2023	-	-	34,371,100	3,437	(6,514)	-	(3,077)
Common shares issued for cash	-	-	1,063,621	106	264,894	-	265,000
Net loss	-	-	-	-	-	(251,500)	(251,500)
Balance at December 31, 2023	140,000	14	40,896,221	4,089	417,220	(428,083)	(6,760)

Common shares issued for cash	-	-	3,020,000	302	754,698	-	755,000
Net income	-	-	-	-	-	87,000	87,000
Balance as December 31, 2024	140,000	$14	43,916,221	$4,391	$1,171,918	$(341,083)	$835,240

See accompanying notes to the consolidated financial statements.

NOWTRANSIT INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2024	2023
Cash Flows From Operating Activities
Net Income (Loss)	$87,000	$(251,500)
Adjustments to reconcile net loss to net cash used in operating activities	-	-
Changes in operating assets and liabilities:
Accounts receivable	(63,837)	(28,687)
Inventory	(20,617)	(25,424)
Deferred revenue	20,380	3,949
Accrued expenses	4,543	1,450
Accounts payable	551	(7,630)
Prepaid expenses	(4,832)	-
Net Cash Provided by (Used in) Operating Activities	23,188	(307,842)

Cash Flows From Investing Activities
Purchase of intangible assets	(26,037)	-
Net Cash Used in Investing Activities	(26,037)	-

Cash Flows From Financing Activities
Advances from related parties	962,848	613,973
Repayment to related parties	(1,071,720)	(572,255)
Cash acquired in recapitalization	-	8,793
Proceeds from the sale of common stock	755,000	265,000
Net Cash Provided by Financing Activities	646,128	315,511
Net Increase in Cash	643,279	7,669
Cash at Beginning of Period	19,238	11,569
Cash at End of Period	$662,517	$19,238

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to the consolidated financial statements.

NOWTRANSIT INC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2024 and 2023

NOTE 1: ORGANIZATION AND BASIS OF PRESENTATION

Nowtransit Inc. (the “Company”, “Nowtransit”,“us”,“we”) was incorporated in the State of Nevada on July 8, 2019. Through March 10, 2023 we had no operations and had not generated any material revenues since inception. Effective March 10, 2023, we closed on a Share Exchange Agreement with Best 365 Labs Inc. (“Best”), a Nevada corporation, wherein we acquired all of the shares of Best and Best became a wholly owned subsidiary of the Company (see Note 2).

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

Upon the Closing, the Company issued the Best shareholders 34,371,100 shares of the Company’s common stock (see Note 6), representing approximately 85.39% of the shares of the Company’s common stock to be outstanding, in exchange for all of the shares of Best common stock held by Best shareholders. The transaction was accounted for as a reserve merger by Nowtransit and resulted in a recapitalization with Best being the accounting acquirer and Nowtransit being the accounting acquiree. As such, the consolidated financial statements presented are the historical financial statements of Best with retroactive adjustments to reflect the equity of Nowtransit, and the operations of Nowtransit from March 10, 2023, the effective date of the merger. Since Nowtransit was the legal acquirer, the resulting financial statements are in the name of Nowtransit. All share and per share information in the accompanying consolidated financial statements and footnotes have been retroactively restated to reflect the recapitalization.

The following table summarizes the assets acquired and the liabilities assumed at the acquisition date of March 10, 2023:

Cash	$8,793
Accounts Payable	(10,856)
Credit Card Liability	(1,014)
Net Assets (Liabilities) Assumed	$(3,077)

Had Nowtransit and Best been combined since January 1, 2023 they would have reported revenues of $597,595, gross profit of $484,407, total operating expenses of $755,017, and a net loss of $270,610 for the year ended December 31, 2023.

NOTE 3: GOING CONCERN

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the condensed consolidated financial statements, the Company has generated revenues resulting in a net income during the year ended December 31, 2024. However, in the past the Company has reported losses and cash used in operating activities, thus resulting in an accumulated deficit of $341,083 as of December 31, 2024. Additionally, over time the Company has relied on advances from related parties and proceeds from the sale of stock, therefore has not yet developed a proven track record of profitability. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is engaged in full-scale operations and generates sufficient revenue; however, the Company’s cash position may not be sufficient to support the Company’s daily operations long-term. Management intends to raise additional funds by way of a private or public offering. While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks and any highly liquid investments with a maturity of three months or less to the extent the funds are not being held for investment purposes. As of December 31, 2024 and December 31, 2023, the Company had no cash equivalents.

The Company maintains three accounts at Wells Fargo Bank. Accounts at this institution are insured by the Federal Deposit Insurance Corporation up to $250,000.

Accounts Receivable and Allowance for Doubtful Accounts

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. The Company records an allowance for doubtful accounts that is based on historical trends, customer knowledge, any known disputes, and considers the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Accounts and receivables are written off against the allowance after all attempts to collect a receivable have failed. As of December 31, 2024, 2023, and 2022 the Company had accounts receivable of $100,285, $36,448, and $7,761, respectively. As of December 31, 2024, 2023, and 2022, the allowance for doubtful accounts was $0 and the Company recorded no bad debt during the years then ended.

Inventory

The Company’s inventory is recognized in accordance with Accounting Standards Codification (“ASC”) 303. The Company uses the lower of cost (determined using the first-in, first-out method) or net realizable value for valuing inventories. As of December 31, 2024 and 2023 the Company had $58,319 and $37,702 of finished goods on hand, respectively.

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

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2024 and 2023, due to the following:

	December 31, 2024		December 31, 2023
Tax at statutory rate	$22,620	(26)%	$(65,390)	(26)%
Accrued consulting expense	1,558	(2)%	377	0%
Accrued related party advances	-	0%	22,639	9%
Change in valuation allowance	(24,178)	28%	42,374	17%
Tax provision	$-		$-

Deferred income assets at December 31, 2023 and 2022 consisted of the following temporary differences and carry-forward items:

	December 31, 2024	December 31, 2023
Net Operating Loss Carryforwards	$47,419	$50,139
Accrued consulting expenses	1,558	377
Accrued related party advances	-	22,639
Valuation allowance	(48,977)	(73,155)
Net Deferred tax asset	$-	$-

The Company has maintained a full valuation allowance against the total deferred tax assets due to the uncertainty of future utilization.

As of December 31, 2024, the Company had net federal and state net operating loss carry forwards of approximately $188,375 that may be used to offset future taxable income and may be carried forward indefinitely with certain annual limitations on its use.

Revenue Recognition

The Company’s revenue is recognized in accordance with Accounting Standards Codification 606 and operates in the immune health supplement market. The Company offers products – Be-OnGuard Nasal Spray used against nasal bacteria, viruses and allergens; Be-OnGuard Mouth Spray used against oral bacteria, viruses and allergens; and Be-OnGuard EZ Safer Air used against airborne bacteria, viruses and allergens; Be-OnGuard Brain Fog Support; and ADHD 365 maximum strength brain support. The Company’s performance obligation is to deliver product to customers therefore revenue is recognized once delivery occurs. Customers will remit payment at the time of order placement, therefore payment received by the Company prior to product delivery is recorded as deferred revenue. As of December 31, 2024, 2023, and 2022 deferred revenue was $24,329, $3,949, and $0, respectfully. Returns and refunds have been minimal to date. Accordingly, no provision has been made for any return or refund obligations as of December 31, 2024 and 2023.

Advertising Costs

Advertising costs are expensed as incurred. During the year ended December 31, 2024 and 2023, the Company incurred advertising costs of $132,716 and $111,042, respectively.

Research and Development

The Company charges research and development costs to expense when incurred. During the year ended December 31, 2024 and 2023, the Company incurred $25,908 and $0 in research and development expenses, respectively.

Intangible Assets

The Company accounts for its intangible assets in accordance with ASC 350. Costs incurred to renew or extend the term of intangible assets are expensed as incurred. During the year ended December 31, 2024, the Company incurred $26,037 to file certain patent applications that showcase the Company’s innovative approach to health and wellness solutions. The patent costs were capitalized and will be amortized on a straight-line basis over its estimated useful life once the patents are granted. During the year ended December 31, 2024 and 2023 no amortization expense was recorded as the patents were still pending. Amortization expense of $1,302 is expected for each of the years ended December 31, 2025 and beyond.

As of December 31, 2024 the Company’s patent applications include the following:

Patent Pending Product Overview and Update

New U.S. Non-Provisional Patent Application No. 18/931,277 for METHYLTHIONINIUM SALT-CONTAINING COMPOSITIONS AND METHODS, filed on 10/30/2024

New International Patent Application No. PCT/US24/53487 for METHYLTHIONINIUM SALT-CONTAINING COMPOSITIONS AND METHODS, filed on 10/30/2024

New U.S. Non-Provisional Patent Application No. 18/931,346 for COMPOSITIONS AND METHOD FOR SUPPORTING MITOCHONDRIAL, file on 10/30/2024

New International Patent Application No. PCT/US24/53490 for COMPOSITIONS AND METHOD FOR SUPPORTING MITOCHONDRIAL, file on 10/30/2024. Filed on 10/30/2024

New U.S. Provisional Patent Application No. 63/712,895 for TREATMENTS USING METHYLTHIONINIUM SALT, SECONDARY PHYSIOLOGICALLY ACTIVE COMPOUND AND PHYSIOLOGICAL THERAPY, filed on 10/28/2024

New U.S. Provisional Patent Application No. 63/754,434 for NUTRITIONAL SUPPLEMENT COMPOSITIONS AND METHODS FOR ENHANCING BIOLOGICAL FUNCTIONS, filed on 2/5/2025

Impairment of Long-Lived Assets

The Company applies the provisions of ASC 360, where applicable, to all long-lived assets and periodically evaluates the carrying value of long-lived assets to be held and used for impairment. Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. When long-lived assets are sold or retired, the related cost and accumulated depreciation or amortization are removed from the accounts and any gain or loss is included in the results of operations. During the year ended December 31, 2024 and 2023, the Company recorded no impairment expense for their long-lived assets.

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

As of December 31, 2024, the Company had a verbal month-to-month rental arrangement for their office and inventory space, therefore no ROU asset or lease obligation was recorded. The Company recorded rent expense of $17,220 and $11,324 for the years ended December 31, 2024 and 2023, respectively.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, preferred stock conversions, stock options and warrants. As of December 31, 2024 and 2023 there were dilutive securities of 420,000 for the conversion of Series A preferred stock. These potentially dilutive securities were not included in the calculation of diluted net loss per common share at December 31, 2023 because they were antidilutive, therefore as of December 31, 2023 basic net loss per share is the same as diluted net loss per share.

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

During the year ended December 31, 2024 the Company purchased $444,785 worth of inventory from Ageless Global, LLC (“Global”) and Ageless Holdings, LLC (“Holdings”), entities owned and controlled by the Company’s members of management and board of directors. Additionally, the Company received $962,848 worth of advances from Global and Holdings and other entities owned and controlled by the Company’s members of management and the board of directors to pay for operating expenses (inclusive of amounts owed for inventory sales) and the Company paid back $1,071,720 of the advances which included an overpayment of $21,798 as of December 31, 2024.

During the year ended December 31, 2023 the Company purchased $157,010 worth of inventory from Holdings and the Company received $613,973 worth of advances from Holdings and Global and other entities owned and controlled by the Company’s members of management and the board of directors to pay for operating expenses (inclusive of amounts owed for inventory sales) and the Company paid back $572,255 of the advances. As of December 31, 2023 the amount due to related parties was $87,074.

NOTE 6: EQUITY

Common Stock

The Company has 75,000,000, $0.0001 par value shares of voting common stock authorized.

During the year ended December 31, 2024, the Company issued 3,020,000 common shares for cash proceeds of $755,000.

During the year ended December 31, 2023, the Company issued 34,371,100 shares of common stock to Best shareholders in exchange for all of the shares of Best common stock (see Note 2) resulting in an increase in common stock $3,437 and a decrease in additional paid-in-capital of $6,514. During the year ended December 31, 2023, the Company issued 1,063,621 common shares for cash proceeds of $265,000.

As of December 31, 2024 and December 31, 2023, the Company had 43,916,221 and 40,896,221 shares of common stock issued and outstanding, respectfully.

Preferred Stock

On October 19, 2021, the Company filed a Certificate of Amendment to its Articles of Incorporation authorizing up to 5,000,000 shares of Preferred Stock, par value $0.0001 per share, with such rights, preferences and limitations as may be set forth in resolutions adopted by the Board of Directors. On November 1, 2021, the Company filed a Certificate of Designation designating 1,000,000 shares of Preferred Stock as Series A Convertible Preferred Stock (the “Series A”). Each share of the Series A is convertible into three shares of the Company’s common stock at the holder’s election, subject to a 4.99% beneficial ownership limitation which may be increased to 9.99% upon 61 days’ notice.

During the year ended December 31, 2024 there were no issuances of preferred stock. Nowtransit had issued 140,000 shares of Series A Convertible Preferred Stock prior to the reorganization thus the shares were recorded at a zero net value in the consolidated financial statements. As of December 31, 2024 and 2023, the Company had 140,000 shares of Series A Convertible Preferred Stock outstanding.

NOTE 7: SUBSEQUENT EVENTS

The Company has evaluated all events that occur after the balance sheet date through March 13, 2025, the date when the financial statements were available to be issued, to determine if they must be reported. Management of the Company determined that there are no material subsequent events to be disclosed other than those described below.

Subsequent to December 31, 2024 the Company purchased $230,443 worth of inventory from related party entities owned and controlled by the Company’s members of management and board of directors. Additionally, the Company received $36,735 worth of advances from related party entities owned and controlled by the Company’s members of management and the board of directors to pay for operating expenses and the Company used their overpayment of $21,798 and cash of $295,000 to make repayments on the advances.

Effective February 21, 2025, the Nowtransit board approved a resolution to change the name of the company to BioScience Health Innovations, Inc and filed the necessary documents with the Nevada Secretary of State.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) (“COSO”).

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of December 31, 2024, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the material weaknesses described below. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, in its assessment of the effectiveness of internal control over financial reporting as of December 31, 2024, the Company’s management determined that there were control deficiencies resulting in the following material weaknesses.

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

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control—Integrated Framework issued by COSO. We plan to rectify these weaknesses by implementing an independent Board of Directors, establishing written policies and procedures for our internal control of financial reporting, and hiring additional accounting personnel at such time as we have sufficient funding to do so.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2024, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Directors and Executive Officers

The name, address and position of our present officers and directors are set forth below:

Name and Address of Executive Officer and/or Director	Age	Position

Darren Lopez 2722 S West Temple Salt Lake City, UT 84115	48	CEO, Chairman of the Board, and President
John Chymboryk 2722 S West Temple Salt Lake City, UT 84115	70	Chief Financial Officer and Director
Dan Schmidt 2722 S West Temple Salt Lake City, UT 84115	60	Chief Technology Officer
Justin Earl 2825 East Cottonwood Parkway Suite 500 - #5130 Salt Lake City, UT 84121	49	Director

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

Item 11. Executive Compensation

Compensation of Executive Officers

The Company has paid the following compensation to its current or prior executive officers for the fiscal years ended December 31, 2024 and December 31, 2023:

	Year Ended December 31,
Officer	2024	2023
Darren Lopez, CEO, Chairman of the Board, and President	$120,000	$-
John Chymboryk, Chief Financial Officer	$70,400	$29,650
Dan Schmidt, Chief Technology Officer and Director	$119,653	$39,780
Justin Earl, Director	$-	$-

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2024, none of our named executive officers held any unexercised options, stock awards that have not vested, or other equity incentive plan awards.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows the beneficial ownership of our common stock as of December 31 2024, held by (i) each person known to us to be the beneficial owner of more than five percent (5%) of our common stock; (ii) each director; (iii) each executive officer; and (iv) all directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting power and/or investment power with respect to the securities held.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned (1)	% of Shares of Common Stock Beneficially Owned

Ageless Holdings LLC – 3936 West Sugar Beet Dr, West Valley, UT 84120	7,196,250	16.39%
Darren Lopez, CEO, Chairman of the Board, and President – 2722 S West Temple, SLC, UT 84115	4,438,750	10.11%
Dan Schmidt, Chief Technology Officer – 2722 S West Temple, SLC, UT 84115	5,000,000	11.39%
Justin Earl, Director – 2825 E Cottonwood Parkway, Suite 500, SLC, UT 84121	2,800,000	6.38%
John Chymboryk, Chief Financial Officer – 2722 S West Temple, SLC, UT 84115	1,775,000	4.04%

(1) Applicable percentages are based on shares of common stock outstanding as of December 31, 2024. The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 and 13d-5 of the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under SEC rules, a person is considered a “beneficial owner” of a security if that person has or shares power to vote or direct the voting of such security or the power to dispose of such security. A person is also considered to be a beneficial owner of any securities of which the person has a right to acquire beneficial ownership within 60 days.

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

During the year ended December 31, 2024 the Company purchased $444,785 worth of inventory from Ageless Global, LLC (“Global”) and Ageless Holdings, LLC (“Holdings”), entities owned and controlled by the Company’s members of management and board of directors. Additionally, the Company received $962,848 worth of advances from Global and Holdings and other entities owned and controlled by the Company’s members of management and the board of directors to pay for operating expenses (inclusive of amounts owed for inventory sales) and the Company paid back $1,071,720 of the advances which included an overpayment of $21,798 as of December 31, 2024.

During the year ended December 31, 2023 the Company purchased $157,010 worth of inventory from Holdings and the Company received $613,973 worth of advances from Holdings and Global and other entities owned and controlled by the Company’s members of management and the board of directors to pay for operating expenses (inclusive of amounts owed for inventory sales) and the Company paid back $572,255 of the advances. As of December 31, 2023 the amount due to related parties was $87,074.

Item 14. Principal Accountant Fees and Services

The following table shows the fees paid to our principal accountant for the fiscal years ended December 31, 2024 and 2023.

	Fiscal Year Ended December 31, 2024	Fiscal Year Ended December 31, 2023
Audit Fees (1)	$48,000	$32,000
Audit Related Fees (2)	-	-
Tax Fees (3)	-	-
All Other Fees (4)	-	-
Total	$48,000	$32,000

(1)	Audit fees consist of fees incurred in connection with the audit of our annual financial statements and the review of the interim financial statements included in our quarterly reports filed with the SEC.
(2)	Audit Related Fees consist of the aggregate fees billed for professional services rendered for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and were not otherwise included in Audit Fees.
(3)	Tax Fees consist of the aggregate fees billed for professional services rendered for tax compliance, tax advice and tax planning. Included in such Tax Fees are fees for preparation of our tax returns and consultancy and advice on other tax planning matters.
(4)	All Other Fees consist of the aggregate fees billed for products and services provided and not otherwise included in Audit Fees, Audit Related Fees or Tax Fees. Included in such Other Fees are fees for services rendered in connection with any private and public offerings or registration statements conducted during such periods.

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

Item 2. Unregistered Sales Of Equity Securities and Use Of Proceeds

During the year 2023, the Company issued 1,063,621 common shares for cash proceeds of $265,000.

During the year 2024, the Company issued 3,020,000 common shares for cash proceeds of $755,000.

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

Nowtransit Inc.

Dated: March 13, 2025	By:	/s/ Darren Lopez
Darren Lopez
Chief Executive Officer, Chairman of the Board, and President
(Principal Executive Officer)

Dated: March 13, 2025	By:	/s/ John Chymboryk
John Chymboryk
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Darren Lopez	Principal Executive Officer	March 13, 2025
Darren Lopez