Form 10-Q
period 2025-03-31
BioScience Health Innovations, Inc.
filed 2025-05-08
CIK 1784440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to

Commission File No. 333-234487

BIOSCIENCE HEALTH INNOVATIONS INC.

(Exact name of registrant as specified in its charter)

Nevada	7374	98-1498782
(State or Other Jurisdiction of	(Primary Standard Industrial	(IRS Employer
Incorporation or Organization)	Classification Number)	Identification Number)

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the practicable date:

Class	Outstanding as of May 7, 2025
Common Stock: $0.0001 par value	43,916,221

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

While the information presented in the accompanying financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”). In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. These financial statements should be read in conjunction with the Company’s December 31, 2024 audited financial statements and notes thereto. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that can be expected for the year ending December 31, 2025.

BIOSCIENCE HEALTH INNOVATIONS INC (FORMERLY NOWTRANSIT INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,028,342	$662,517
Accounts receivable, net	93,449	100,285
Inventory	215,696	58,319
Prepaid expense	1,435	4,832
Overpayment to related parties	-	21,798
Total current assets	1,338,922	847,751
Other Assets
Intangible assets	56,037	26,037
Total Assets	$1,394,959	$873,788

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$16,415	$8,226
Due to related parties	45,718	-
Accrued expenses	20,750	5,993
Deferred revenue	50,038	24,329
Total current liabilities	132,921	38,548

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock: $0.0001 par value, 5,000,000 shares authorized
Series A Convertible Preferred Stock, 1,000,000 designated, 140,000 shares issued and outstanding at December 31, 2024 and 2023, respectively	14	14
Common stock: $0.0001 par value, 75,000,000 shares authorized; 43,916,221 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	4,391	4,391
Additional paid-in capital	1,171,918	1,171,918
Accumulated earnings (deficit)	85,715	(341,083)
Total stockholders’ equity (deficit)	1,262,038	835,240
Total Liabilities and Stockholders’ Equity (Deficit)	$1,394,959	$873,788

See accompanying notes to the unaudited condensed consolidated financial statements.

BIOSCIENCE HEALTH INNOVATIONS INC (FORMERLY NOWTRANSIT INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2025	2024
Revenues	$1,227,070	$277,601
Cost of goods sold	(330,925)	(42,838)
Gross Profit	896,145	234,763

Operating Expenses:
General and administrative expenses	433,561	278,294
Consulting fees	35,786	9,850
Total Operating Expenses	469,347	288,144

Income (Loss) from Operations	426,798	(53,381)

Net Income (Loss)	$426,798	$(53,381)

Net income (loss) per common share - basic	$0.01	$(0.00)
Net income (loss) per common share - diluted	$0.01	$(0.00)

Weighted average common shares outstanding - basic	43,916,221	41,391,825
Weighted average common shares outstanding - diluted	44,336,221	41,391,825

See accompanying notes to the unaudited condensed consolidated financial statements.

BIOSCIENCE HEALTH INNOVATIONS INC (FORMERLY NOWTRANSIT INC.)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Unaudited)

	Series A Convertible				Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2023	140,000	$14	40,863,221	$4,089	$417,220	$(428,083)	$(6,760)
Common shares issued for cash	-	-	700,000	70	174,930	-	175,000
Net loss	-	-	-	-	-	(53,381)	(53,381)
Balance at March 31, 2024	140,000	$14	41,563,221	$4,159	$592,150	$(481,464)	$114,859

Balance at December 31, 2024	140,000	$14	43,916,221	$4,391	$1,171,918	$(341,083)	$835,240
Net income	-	-	-	-	-	426,798	426,798
Balance at March 31, 2025	140,000	$14	43,916,221	$4,391	$1,171,918	$85,715	$1,262,038

See accompanying notes to the unaudited condensed consolidated financial statements.

BIOSCIENCE HEALTH INNOVATIONS INC (FORMERLY NOWTRANSIT INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2025	2024
Cash Flows From Operating Activities
Net Income (Loss)	$426,798	$(53,381)
Adjustments to reconcile net loss to net cash used in operating activities	-	-
Changes in operating assets and liabilities:
Accounts receivable	6,836	15,016
Inventory	(157,377)	(2,729)
Deferred revenue	25,709	(3,949)
Accrued expenses	14,757	445
Accounts payable	8,189	(3,442)
Prepaid expenses	3,397	-
Net Cash Provided by (Used in) Operating Activities	328,309	(48,040)

Cash Flows From Investing Activities
Purchase of intangible assets	(30,000)	-
Net Cash Used in Investing Activities	(30,000)	-

Cash Flows From Financing Activities
Advances from related parties	589,516	232,837
Repayment to related parties	(522,000)	(286,100)
Proceeds from the sale of common stock	-	175,000
Net Cash Provided by Financing Activities	67,516	121,737
Net Increase in Cash	365,825	73,697
Cash at Beginning of Period	662,517	19,238
Cash at End of Period	$1,028,342	$92,935

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

BIOSCIENCE HEALTH INNOVATIONS INC (FORMALY KNOWN AS NOWTRANSIT INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

Note 1 - Nature of Organization

Nowtransit Inc. (the “Company,” “us,” “we,” “Nowtransit”) was incorporated in the State of Nevada on July 8, 2019, and changed its name to BioScience Health Innovations Inc on February 21, 2025. Through March 10, 2023 we had no operations and had not generated any material revenues since inception. Effective March 10, 2023, we closed on a Share Exchange Agreement with Best 365 Labs Inc. (“Best”), a Nevada corporation, wherein we acquired all of the shares of Best and Best became a wholly owned subsidiary of the Company.

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

Note 2 - Going Concern

The condensed consolidated financial statements have been prepared on a going concern basis which assumes the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the condensed consolidated financial statements, the Company has generated revenues resulting in a net income during the three months ended March 31, 2025, resulting in accumulated earnings of $85,715 as of March 31, 2025. However, in the past the Company has reported losses and cash used in operating activities and has relied on advances from related parties and proceeds from the sale of stock, therefore has not yet developed a proven track record of profitability. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with US GAAP, have been condensed or omitted from these statements and should be read in conjunction with our audited financial statements. The financial statements are presented in US dollars and the Company has adopted a December 31 year end.

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

Segment Reporting

The Company operates as a single operating and reportable segment as a retailer selling mental health and general wellness products. Our Chief Executive Officer, who serves as our Chief Operating Decision Maker (“CODM”), evaluates the Company’s financial performance and makes resource allocation decisions considering our one geographical area and on a consolidated basis. Accordingly, the CODM considers the revenue, operating expenses, and other income (expenses) of our single operating segment as reported on the statement of operations and considers our current and total assets as recorded on the balance sheet. There are no additional expense or asset information that are supplemental to those disclosed in these condensed consolidated financial statements that are regularly provided to the CODM.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks and any highly liquid investments with a maturity of three months or less to the extent the funds are not being held for investment purposes. As of March 31, 2025 and December 31, 2024, the Company had no cash equivalents.

The Company maintains four accounts at Wells Fargo Bank. Accounts at this institution are insured by the Federal Deposit Insurance Corporation up to $250,000. As of March 31, 2025 the Company has balances of $527,569 in excess of this limit.

Accounts Receivable and Allowance for Doubtful Accounts

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. The Company records an allowance for doubtful accounts that is based on historical trends, customer knowledge, any known disputes, and considers the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Accounts and receivables are written off against the allowance after all attempts to collect a receivable have failed. As of March 31, 2025 and December 31, 2024, the allowance for doubtful accounts was $0.

Inventory

The Company’s inventory is recognized in accordance with Accounting Standards Codification (“ASC”) 303. The Company uses the lower of cost (determined using the first-in, first-out method) or net realizable value for valuing inventories. As of March 31, 2025 and December 31, 2024, the Company had $215,696 and $58,319 of finished goods on hand, respectively.

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

Revenue Recognition

The Company’s revenue is recognized in accordance with Accounting Standards Codification 606 and operates in the immune health supplement market. The Company offers products – Be-OnGuard Nasal Spray used against nasal bacteria, viruses and allergens; Be-OnGuard Mouth Spray used against oral bacteria, viruses and allergens; and Be-OnGuard EZ Safer Air used against airborne bacteria, viruses and allergens; Be On-Guard Brain Fog Support; and ADHD 365 maximum strength brain support. The Company’s performance obligation is to deliver product to customers therefore revenue is recognized once delivery occurs. Customers will remit payment at the time of order placement, therefore payment received by the Company prior to product delivery is recorded as deferred revenue. As of March 31, 2025 and December 31, 2024 deferred revenue was $50,038 and $24,329. Shipping and handling costs that occur are paid by the customer and is not recorded as revenue. The Company has a policy to provide a refund on any product returned by the customer.

Advertising Costs

Advertising costs are expensed as incurred. During the three months ended March 31, 2025 and 2024, the Company incurred advertising costs of $67,526 and $61,902, respectively.

Research and Development

The Company charges research and development costs to expense when incurred. During the three months ended March 31, 2025 and 2024, the Company incurred $37,540 and $805 in research and development expenses, respectively.

Intangible Assets

The Company accounts for its intangible assets in accordance with ASC 350. Costs incurred to renew or extend the term of intangible assets are expensed as incurred. As of the three months ended March 31, 2025, the Company incurred $56,037 to file certain patent applications that showcase the Company’s innovative approach to health and wellness solutions. The patent costs were capitalized and will be amortized on a straight-line basis over its estimated useful life once the patents are granted. During the year ended December 31, 2024 and 2023 no amortization expense was recorded as the patents were still pending. Amortization expense of $2,101 is expected for each of the years ended December 31, 2025 and $2,802 for each year ended December 31, 2026 and beyond.

We have several patent applications pending in the U.S. and internationally for our innovative methylithioninium (methylene blue) and mitochondrial health compositions:

Patent Pending Product Overview and Update

U.S. Non-Provisional Patent Application No. 18/931,277 for METHYLTHIONINIUM SALT-CONTAINING COMPOSITIONS AND METHODS, filed on 10/30/2024

International Patent Application No. PCT/US24/53487 for METHYLTHIONINIUM SALT-CONTAINING COMPOSITIONS AND METHODS, filed on 10/30/2024

U.S. Non-Provisional Patent Application No. 18/931,346 for COMPOSITIONS AND METHOD FOR SUPPORTING MITOCHONDRIAL, file on 10/30/2024

International Patent Application No. PCT/US24/53490 for COMPOSITIONS AND METHOD FOR SUPPORTING MITOCHONDRIAL, file on 10/30/2024. Filed on 10/30/2024

U.S. Provisional Patent Application No. 63/712,895 for TREATMENTS USING METHYLTHIONINIUM SALT, SECONDARY PHYSIOLOGICALLY ACTIVE COMPOUND AND PHYSIOLOGICAL THERAPY, filed on 10/28/2024

U.S. Provisional Patent Application No. 63/754,434 for NUTRITIONAL SUPPLEMENT COMPOSITIONS AND METHODS FOR ENHANCING BIOLOGICAL FUNCTIONS, filed on 2/5/2025

All provisional applications were filed with the U.S. Patent and Trademark Office by Thorpe North and Western.

We believe these filings cover multiple potential patents and product opportunities. Leadership is actively exploring partnerships and strategic alliances to maximize value for stakeholders.

All products and methods described remain patent pending as of the date of this filing.

Impairment of Long-lived Assets

The Company applies the provisions of ASC 360, where applicable, to all long-lived assets and periodically evaluates the carrying value of long-lived assets to be held and used for impairment. Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. When long-lived assets are sold or retired, the related cost and accumulated depreciation or amortization are removed from the accounts and any gain or loss is included in the results of operations. During the three months ended March 31, 2025 and 2024, the Company recorded no impairment expense for their long-lived assets.

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

During the three months ended March 31, 2025 and 2024, the Company had a month-to-month rental agreement for their office and inventory space and paid rent expense of $4,305 and $4,305, respectively.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants. As of March 31, 2025 and 2024 there were dilutive securities of 420,000 for the conversion of Series A Convertible Preferred Stock. These potentially dilutive securities were not included in the calculation of diluted net loss per common share at March 31, 2024 because they were antidilutive, therefore as of March 31, 2024, basic and diluted weighted average common shares outstanding and net loss per common share are the same.

Recent Accounting Pronouncements

The Company has reviewed all the recent accounting pronouncements issued to date of the issuance of these financial statements and has determined that there have been no standards that had, or will have, a material impact on its consolidated financial statements.

Note 4 - Related Party Transactions

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. Amounts represent advances or amounts paid in satisfaction of liabilities.

During the three months ended March 31, 2025 the Company purchased $456,556 worth of inventory from Ageless Holdings, LLC (“Holdings”), entity owned and controlled by the Company’s members of management and board of directors. Additionally, the Company received $589,516 worth of advances from Holdings to pay for operating expenses (inclusive of amounts owed for inventory sales) and the Company paid back $522,000 of the advances.

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

Note 5 - Equity

Common Stock

The Company has 75,000,000, $0.0001 par value shares of voting common stock authorized.

During the three months ended March 31, 2025, there was no issuances of common stock.

During the three months ended March 31, 2024, the Company issued 700,000 shares in common stock for cash proceeds of $175,000

As of March 31, 2025 and December 31, 2024, the Company had 43,916,221 shares of common stock issued and outstanding, respectfully.

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

During the three months ended March 31, 2025 and 2024 there were no issuances of preferred stock. As of March 31, 2025 and December 31, 2024, the Company had 140,000 shares of Series A Convertible Preferred Stock outstanding.

Note 6 - Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through May 8, 2025, the date when the financial statements were available to be issued, to determine if they must be reported. Management of the Company determined that there are no material subsequent events to be disclosed other than those described below.

Subsequent to March 31, 2025, the Company received advances of $180,784 from related parties and made repayments of $285,000.

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

Recent Developments

Corporate Name Change

On February 21, 2025, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Formation with the Secretary of State of Nevada to change the Company’s corporate name to “BioScience Health Innovations Inc.”, with an effective date of February 21, 2025. The name change was approved by the Company’s Board of Directors on February 21, 2025.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis and results of operations are based upon our accompanying financial statements for the three months ended March 31, 2025, which have been prepared in conformity with U.S. generally accepted accounting principles, or U.S. GAAP, and which requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Note 3. Summary of Significant Accounting Policies, to the financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, describes the significant accounting policies and methods used in the preparation of the Company’s financial statements. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. These estimates are the basis for our judgments about the carrying values of assets and liabilities, which in turn may impact our reported revenue and expenses. Our actual results could differ significantly from these estimates under different assumptions or conditions.

Results Of Operations

THREE MONTHS ENDED MARCH 31, 2025 COMPARED TO MARCH 31, 2024

Our net income for the three months ended March 31, 2025 was $426,798 compared to a net loss of $53,381 during the three months ended March 31, 2024. The Company has generated revenue of $1,227,070 and $277,601 during the three months ended March 31, 2025 and 2024, respectively. The increase in revenue overtime is due to Company growth and increased sales and marketing efforts, which also explains the change from period to period. Expenses incurred were general administrative expenses of $433,561 and consulting expenses of $35,786 during the three months ended March 31, 2025, compared to $278,294 and $9,850 during the three months ended March 31, 2024 and was due to the overall growth of the Company and its operations in conjunction with its increase in revenues.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2025, our total assets were $1,394,959, consisting of cash, accounts receivable, inventory, prepaid expenses, and intangible assets.

Cash Flows from Operating Activities

We have generated positive cash flows from operating activities. For the three months ended March 31, 2025, net cash flows provided in operating activities was $328,309, consisting of our net income of $426,798 offset by changes in operating activities of $98,489. For the three months ended March 31, 2024, net cash flows used in operating activities was $48,040, consisting of our net loss of $53,381 offset by changes in operating activities of $5,341.

Cash Flows from Investing Activities

For the three months ended March 31, 2025, we had net cash used in investing activities of $30,000 in connection with the purchase of intangible assets. For the three months ended March 31, 2024, we had no cash flows used in or provided by investing activities.

Cash Flows from Financing Activities

For the three months ended March 31, 2025, net cash flows provided by financing activities was $67,516, consisting of $589,516 in advances from related parties and offset by repayments to related parties of $522,000. For the three months ended March 31, 2024, net cash flows provided by financing activities was $121,737, consisting of, advances from related parties of $232,837, and $175,000 of cash acquired for selling common stock, offset by repayments to related parties of $286,100.

PLAN OF OPERATION AND FUNDING

Currently, the Company is in the process of offering a private placement to accredited investors to raise up to $1,000,000. Once the private placement is complete the Company will begin the process of preparing and filing Form 1-A with the SEC.

The BioScience Health Innovations’ management team plans to focus on gaining traction for its mental health and general wellness products. Best 365 Labs, Inc has filed for a provisional patent on its mental wellness, natural products which is an additional reason we plan to focus and grow this sector of the products. With the Global Mental Health Marketplace currently valued at $383.31 billion annually and with 41 million people holding a prescription for Adderall that the market conditions are idea for us to offer our natural substitute product options (which are also unique).

As a leadership team we are optimistic and excited about our opportunities to carve out very profitable positions in these potential marketplaces, through our patent-pending Methylene Blue products along with our additional specialty product offerings. The market opportunities we are targeting include:

 Management Discussion and Analysis

Mitochondrial Health Leadership & GLP-1 Disruption: Addressing Compounding Challenges

BioScience Health Innovations, through its subsidiary Best 365 Labs, is pioneering the convergence of mitochondrial health science and metabolic care.

Mitochondrial Health as Preventive Medicine

We believe mitochondrial health represents the most effective form of preventive medicine, focusing on cellular energy repair and optimization.

Key initiatives include:

●	Clinical Validation: Early pre-clinical data, ongoing studies, and customer experiences demonstrate promising outcomes that support our approach to mitochondrial health.

●	Market Education: Simplified messaging, such as “cellular battery repair” analogies, has proven crucial in driving initial customer acquisition. Educating customers about transformative benefits prior to product use enhances engagement and retention.

●	Strategic Partnerships: Co-branded products with TWC (leveraging Dr. Mercola’s audience of over 10M) and Davinci/10X Health provide credibility while validating product quality and cost-effectiveness.

Patent-Pending Oral GLP-1 Delivery Breakthrough: A Solution for Compounding Challenges

Best 365 Labs has developed a proprietary liquid mineral solution for oral delivery of GLP-1 receptor agonists, Semaglutide and Tirzepatide. This patent-pending formulation contains naturally occurring microdose (0.06%) hydrogen peroxide solutions, which enhance peptide stability, absorption, and efficacy when administered orally.

Why Our Delivery System Is the Solution:

The FDA’s recent decision to restrict compounded versions of GLP-1 drugs due to stabilized supply has created significant challenges for compounding pharmacies and patients seeking affordable alternatives. Our innovative oral delivery system offers a compliant pathway for continued compounding under FDA guidelines by introducing a distinct dosage form that is not “essentially a copy” of existing injectable therapies.

Key benefits include:

●	Regulatory Compliance: The liquid mineral solution provides a differentiated dosage form that adheres to FDA requirements for compounded drugs under Section 503A of the FD&C Act.

●	Patient Preference: Non-invasive oral administration addresses patient concerns over injections, improving compliance and accessibility.

●	Market Differentiation: The unique formulation positions our product as a distinct therapeutic option, enabling compounding pharmacies to continue serving patients legally.

Strategic Pathways for Commercialization

To maximize scalability and long-term success, we are pursuing dual commercialization strategies:

1.	Immediate Compounding Opportunity: Under current FDA guidelines, our oral delivery system can be commercialized through compounding pharmacies as a differentiated product.

2.	FDA Approval via 505(b)(2) Pathway: This pathway accelerates approval for new dosage forms by leveraging existing safety and efficacy data from injectable GLP-1 drugs. Targeting Q2 2026 approval, this strategy ensures broader market access while maintaining compliance.

Financial & Operational Execution

Capital Strategy & Nasdaq Uplist Roadmap

Management is evaluating a Reverse Stock Split (4:1) to streamline share structure for Nasdaq compliance. Valuation metrics are under review as part of this strategy.

Commercialization & Profitability Safeguards

Our commercialization strategy focuses on maximizing profitability across multiple channels:

●	DTC Margins: Achieving 65%+ margins via website subscriptions and packs while leveraging automation and targeted Meta/Google Ads campaigns. Continued growth through Amazon’s reseller agreement with Epic Global provides validation and credibility for expansion.

●	Wholesale Growth: Establishing a baseline floor of $250/month from 2,100 clinics with telehealth upsells to further drive revenue growth.

●	Strategic Partnerships: Co-branded product offerings with DaVinci Medical/10X Health and The Wellness Company (TWC) leverage their established audiences and protocols to enhance mitochondrial health education and outreach.

Risk Mitigation

Regulatory Compliance:

Proactive FTC/FDA audits published quarterly help preempt enforcement risks while ensuring alignment with regulatory requirements.

Supply Chain Management:

Our supply chain runs through Ageless Holdings LLC, owned by our CEO. While this structure ensures operational control, transparency measures are being determined and evaluated to address perceived/potential conflicts of interest or bottlenecks.

Tariff Uncertainty:

While tariffs have not yet impacted operations, future changes could disrupt supply chains or increase costs—particularly for international partnerships.

IP Monetization & Strategic Growth

IP Portfolio Expansion:

We currently have six pending patents—including oral methylene blue stabilization and catalytic ATP loops—to extend market exclusivity through 2040.

Licensing Opportunities:

Management will evaluate potential protocols and options to expand global reach.

Strategic Acquisitions:

We will evaluate strategic partnerships or acquisitions that align with our vision and provide value to stakeholders.

Leadership & Governance Enhancements

Management is actively working to strengthen leadership by adding two independent directors prior to the planned Nasdaq uplist.

Key Investor Takeaways

1.	Explosive TAM Opportunity: $100B+ GLP-1 market; $1.7B NAD+ market; $210M methylene blue market.

2.	Margin Dominance: 60%+ gross margins via DTC/Amazon/Wholesale blended averages supported by lean operations.

3.	IP Moat: Six pending patents create 5–10 years of exclusivity (oral delivery + catalytic blends).

4.	Execution Track Record: Proven ability to scale through GLP-1 studies, education campaigns, DTC packs/protocols expansion, wholesale accounts (2,100+), DaVinci/10X/TWC validation.

Conclusion

By merging mitochondrial science with an innovative liquid mineral oral GLP-1 delivery mechanism, BioScience Health Innovations is positioned as a disruptive force in the marketplace. This dual strategy not only addresses regulatory challenges but also offers patients a compliant alternative to injectable therapies while driving sustained growth through strategic partnerships and commercialization efforts. With projected year-over-year revenue growth of 35–50% through 2030, we are confident in our ability to outperform industry peers and deliver long-term value to stakeholders.

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

As reflected in the condensed consolidated financial statements, the Company has generated revenues resulting in a net income during the three months ended March 31, 2025 resulting in accumulated earnings of $85,715 and is showing total assets in excess of total liabilities as of March 31, 2025. However, in the past the Company has reported losses and cash used in operating activities, and has relied on advances from related parties and proceeds from the sale of stock, therefore has not yet developed a proven track record of profitability. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2025 (the “Evaluation Date”), the Company’s management evaluated, with participation of its principal executive officer, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Company’s principal executive officer concluded that the Company’s disclosure controls and procedures were ineffective as of March 31, 2025.

Management assessed the effectiveness of its internal control over financial reporting as of the Evaluation Date based on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. The material weaknesses identified during management’s assessment were (i) a lack of sufficient internal accounting resources; (ii) a lack of segregation of duties to ensure adequate review of financial statement preparation, (iii) lack of an independent board of directors or audit committee, and (iv) lack of written documentation of our internal control policies and procedures. In light of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting at the Evaluation Date. We plan to rectify these weaknesses by establishing written policies and procedures for our internal control of financial reporting and hiring additional accounting personnel at such time as we raise sufficient capital to do so. There were no changes in controls during the quarter ended March 31, 2025.

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

Item 1A. Cybersecurity

To date, the Company has not identified any cybersecurity incidents which have materially affected, or are reasonably likely to materially affect, the Company’s business strategy, results of operations or financial condition.  The Company has not implemented any specific policies with respect to monitoring and managing cybersecurity threats. Moreover, the Company is aware of the evolution of cybersecurity risks and is taking proactive steps by keeping up to date our information systems and educating our personnel about these risks.

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

Item 2. Unregistered Sales Of Equity Securities and Use Of Proceeds

None

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit #	Exhibit Description	Incorporated By Reference			Filed or Furnished Herewith
		Form	Date	Number
3.1(a)	Articles of Incorporation	S-1	11/4/2019	3.1

3.1(b)	Amendment to Articles of Incorporation	10-K	11/26/2021	3.1B

3.2	Bylaws	S-1	11/4/2019	3.2

10.1	Stock purchase agreement dated August 29, 2022*	10-Q	08/11/2023	10.1

10.2	Stock purchase Agreement dated October 19, 2022*	10-Q	08/11/2023	10.2

10.3	Stock purchase Agreement dated December 20, 2022	10-Q	08/11/2023	10.3

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)				Filed

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)				Filed

32.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002				Furnished**

32.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002				Furnished**

101	Inline Interactive data files pursuant to Rule 405 of Regulation S-T				Filed

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Certain schedules, appendices and exhibits have been omitted in accordance with Item 601 of Regulation S-K. A copy of any omitted schedule, appendix and/or exhibit will be furnished supplementally to the Staff of the Securities and Exchange Commission upon request.
**	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BioScience Health Innovations Inc.

Dated: May 8, 2025	By:	/s/ Darren Lopez
Darren Lopez
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Darren Lopez	Principal Executive Officer and Director	May 8, 2025
Darren Lopez