Form 10-Q
period 2025-06-30
BioScience Health Innovations, Inc.
filed 2025-08-07
CIK 1784440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the practicable date:

Class	Outstanding as of August 6, 2025
Common Stock: $0.0001 par value	43,916,221

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

While the information presented in the accompanying financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”). In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. These financial statements should be read in conjunction with the Company’s December 31, 2024 audited financial statements and notes thereto. Operating results for the six months ended June 30, 2025 are not necessarily indicative of the results that can be expected for the year ending December 31, 2025.

BIOSCIENCE HEALTH INNOVATIONS, INC (FORMERLY NOWTRANSIT INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,299,407	$662,517
Accounts receivable, net	390,013	100,285
Inventory	248,519	58,319
Prepaid expense	47,334	4,832
Overpayment to related parties	-	21,798
Total current assets	1,985,273	847,751
Other Assets
Intangible assets	72,101	26,037
Total Assets	$2,057,374	$873,788

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$16,636	$8,226
Due to related parties	47,837	-
Accrued expenses	24,500	5,993
Deferred revenue	248,659	24,329
Total current liabilities	337,632	38,548

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock: $0.0001 par value, 5,000,000 shares authorized;	-	-
Series A Convertible Preferred Stock, 1,000,000 designated, 140,000 shares issued and outstanding at June 30, 2025 and December 31, 2024	14	14
Common stock: $0.0001 par value, 75,000,000 shares authorized; 43,916,221 shares issued and outstanding at June 30, 2025 and December 31, 2024	4,391	4,391
Additional paid-in capital	1,171,918	1,171,918
Accumulated earnings (deficit)	543,419	(341,083)
Total stockholders’ equity (deficit)	1,719,742	835,240
Total Liabilities and Stockholders’ Equity (Deficit)	$2,057,374	$873,788

See accompanying notes to the unaudited condensed consolidated financial statements.

BIOSCIENCE HEALTH INNOVATIONS, INC (FORMERLY NOWTRANSIT INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues	$1,757,463	$384,170	$2,984,533	$661,771
Cost of goods sold	(682,985)	(73,794)	(1,013,910)	(116,632)
Gross profit	1,074,478	310,376	1,970,623	545,139

Operating Expenses:
General and administrative expenses	540,074	222,654	973,635	500,948
Consulting fees	76,700	13,500	112,486	23,350
Total Operating Expenses	616,774	236,154	1,086,121	524,298

Income (Loss) from Operations	457,704	74,222	884,502	20,841

Net Income (Loss)	$457,704	$74,222	$884,502	$20,841

Net loss per common share - basic	$0.01	$0.00	$0.02	$0.00
Net loss per common share - diluted	$0.01	$0.00	$0.02	$0.00

Weighted average common shares outstanding - basic	43,916,221	41,596,221	43,916,221	41,494,023
Weighted average common shares outstanding - diluted	44,336,221	42,016,221	44,336,221	41,914,023

See accompanying notes to the unaudited condensed consolidated financial statements.

BIOSCIENCE HEALTH INNOVATIONS, INC (FORMERLY NOWTRANSIT INC.)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Unaudited)

	Series A Convertible				Additional	Accumulated
	Preferred Stock		Common Stock		Paid-in	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total
Balance at December 31, 2023	140,000	$14	40,896,221	$4,089	$417,220	$(428,083)	$(6,760)
Common shares issued for cash	-	-	700,000	70	174,930	-	175,000
Net loss	-	-	-	-	-	(53,381)	(53,381)
Balance at March 31, 2024	140,000	14	41,596,221	4,159	592,150	(481,464)	114,859
Net income	-	-	-	-	-	74,222	74,222
Balance at June 30, 2024	140,000	$14	41,596,221	$4,159	$592,150	$(407,242)	$189,081

Balance at December 31, 2024	140,000	$14	43,916,221	$4,391	$1,171,918	$(341,083)	$835,240
Net income	-	-	-	-	-	426,798	426,798
Balance at March 31, 2025	140,000	14	43,916,221	4,391	1,171,918	85,715	1,262,038
Net income	-	-	-	-	-	457,704	457,704
Balance at June 30, 2025	140,000	$14	43,916,221	$4,391	$1,171,918	$543,419	$1,719,742

See accompanying notes to the unaudited condensed consolidated financial statements.

BIOSCIENCE HEALTH INNOVATIONS, INC (FORMERLY NOWTRANSIT INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2025	2024
	(unaudited)
Cash Flows From Operating Activities
Net Income (Loss)	$884,502	$20,841
Adjustments to reconcile net loss to net cash used in	-	-
operating activities
Changes in operating assets and liabilities:
Accounts receivable	(289,728)	8,818
Inventory	(190,200)	(2,901)
Deferred revenue	224,330	(3,949)
Accrued expenses	18,507	550
Accounts payable	8,410	(664)
Prepaid expenses	(42,502)	(1,435)
Net Cash Provided by (Used in) Operating Activities	613,319	21,260

Cash Flows From Investing Activities
Purchase of intangible assets	(46,064)	-
Net Cash Used in Investing Activities	(46,064)	-

Cash Flows From Financing Activities
Advances from related parties	1,391,635	418,424
Repayment to related parties	(1,322,000)	(490,000)
Proceeds from the sale of common stock	-	175,000
Net Cash Provided by Financing Activities	69,635	103,424
Net Increase in Cash	636,890	124,684
Cash at Beginning of Period	662,517	19,238
Cash at End of Period	$1,299,407	$143,922

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

BIOSCIENCE HEALTH INNOVATIONS INC (FORMALY KNOWN AS NOWTRANSIT INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

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

As reflected in the condensed consolidated financial statements, the Company has generated revenues resulting in a net income during the six months ended June 30, 2025, resulting in accumulated earnings of $543,419 as of June 30, 2025. However, in the past the Company has reported losses and cash used in operating activities and has relied on advances from related parties and proceeds from the sale of stock, therefore has not yet developed a proven track record of profitability. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks and any highly liquid investments with a maturity of three months or less to the extent the funds are not being held for investment purposes. As of June 30, 2025 and December 31, 2024, the Company had no cash equivalents.

The Company maintains four accounts at Wells Fargo Bank. Accounts at this institution are insured by the Federal Deposit Insurance Corporation up to $250,000. As of June 30, 2025 the Company has balances of $798,034 in excess of this limit.

Accounts Receivable and Allowance for Doubtful Accounts

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. The Company records an allowance for doubtful accounts that is based on historical trends, customer knowledge, any known disputes, and considers the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Accounts and receivables are written off against the allowance after all attempts to collect a receivable have failed. As of June 30, 2025 and December 31, 2024, the allowance for doubtful accounts was $0.

Inventory

The Company’s inventory is recognized in accordance with Accounting Standards Codification (“ASC”) 303. The Company uses the lower of cost (determined using the first-in, first-out method) or net realizable value for valuing inventories. As of June 30, 2025 and December 31, 2024, the Company had $248,519 and $58,319 of finished goods on hand, respectively.

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

Revenue Recognition

The Company’s revenue is recognized in accordance with Accounting Standards Codification 606 and operates in the immune health supplement market. The Company offers products – Be-OnGuard Nasal Spray used against nasal bacteria, viruses and allergens; Be-OnGuard Mouth Spray used against oral bacteria, viruses and allergens; and Be-OnGuard EZ Safer Air used against airborne bacteria, viruses and allergens; Be On-Guard Brain Fog Support; and ADHD 365 maximum strength brain support. The Company’s performance obligation is to deliver product to customers therefore revenue is recognized once delivery occurs. Customers will remit payment at the time of order placement, therefore payment received by the Company prior to product delivery is recorded as deferred revenue. As of June 30, 2025 and December 31, 2024 deferred revenue was $248,659 and $24,329. Shipping and handling costs that occur are paid by the customer and is not recorded as revenue. The Company has a policy to provide a refund on any product returned by the customer.

Advertising Costs

Advertising costs are expensed as incurred. During the six months ended June 30, 2025 and 2024, the Company incurred advertising costs of $159,743 and $106,804, respectively.

Research and Development

The Company charges research and development costs to expense when incurred. During the six months ended June 30, 2025 and 2024, the Company incurred $46,783 and $3,795 in research and development expenses, respectively.

Intangible Assets

The Company accounts for its intangible assets in accordance with ASC 350. Costs incurred to renew or extend the term of intangible assets are expensed as incurred. As of the six months ended June 30, 2025, the Company incurred $72,101 to file certain patent applications that showcase the Company’s innovative approach to health and wellness solutions. The patent costs were capitalized and will be amortized on a straight-line basis over its estimated useful life once the patents are granted. During the year ended December 31, 2024 and 2023 no amortization expense was recorded as the patents were still pending. Amortization expense of $1,803 is expected for each of the years ended December 31, 2025 and $3,605 for each year ended December 31, 2026 and beyond.

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

Impairment of Long-lived Assets

The Company applies the provisions of ASC 360, where applicable, to all long-lived assets and periodically evaluates the carrying value of long-lived assets to be held and used for impairment. Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. When long-lived assets are sold or retired, the related cost and accumulated depreciation or amortization are removed from the accounts and any gain or loss is included in the results of operations. During the six months ended June 30, 2025 and 2024, the Company recorded no impairment expense for their long-lived assets.

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

During the six months ended June 30, 2025 and 2024, the Company had a month-to-month rental agreement for their office and inventory space and paid rent expense of $8,610 and $8,610, respectively.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants. As of June 30, 2025 and 2024 there were dilutive securities of 420,000 for the conversion of 140,000 shares of Series A Convertible Preferred Stock.

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

During the six months ended June 30, 2025 the Company purchased $1,153,197 worth of inventory from Ageless Holdings, LLC (“Ageless”), an entity owned and controlled by the Company’s members of management and board of directors and paid them $25,000 for services. Additionally, the Company received $1,391,635 worth of advances from Ageless to pay for operating expenses (inclusive of amounts owed for inventory sales and services provided) and the Company paid back $1,322,000 of the advances.

During the six months ended June 30, 2024 the Company received advances of $418,424 from Ageless, which included the purchase of $129,766 worth of inventory from Ageless and $288,658 to pay for operating expenses. Additionally, the Company paid back $490,000 of the advances.

Note 5 - Equity

Common Stock

The Company has 75,000,000, $0.0001 par value shares of voting common stock authorized.

During the six months ended June 30, 2025, there were no issuances of common stock.

During the six months ended June 30, 2024, the Company issued 700,000 shares of common stock for cash proceeds of $175,000.

As of June 30, 2025 and December 31, 2024, the Company had 43,916,221 shares of common stock issued and outstanding.

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

During the six months ended June 30, 2025 and 2024 there were no issuances of preferred stock. As of June 30, 2025 and December 31, 2024, the Company had 140,000 shares of Series A Convertible Preferred Stock outstanding.

Note 6 - Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through July 29, 2025, the date when the financial statements were available to be issued, to determine if they must be reported. Management of the Company determined that there are no material subsequent events to be disclosed other than those described below.

Subsequent to June 30, 2025, the Company received advances of $302,392 from related parties and made repayments of $360,000.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis and results of operations are based upon our accompanying financial statements for the three months ended June 30, 2025, which have been prepared in conformity with U.S. generally accepted accounting principles, or U.S. GAAP, and which requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Note 3. Summary of Significant Accounting Policies, to the financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, describes the significant accounting policies and methods used in the preparation of the Company’s financial statements. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. These estimates are the basis for our judgments about the carrying values of assets and liabilities, which in turn may impact our reported revenue and expenses. Our actual results could differ significantly from these estimates under different assumptions or conditions.

Results Of Operations

THREE MONTHS ENDED JUNE 30, 2025 COMPARED TO JUNE 30, 2024

Our net income for the three months ended June 30, 2025 was $457,704 compared to net income of $74,222 during the three months ended June 30, 2024. The Company has generated revenue of $1,757,463 and $384,170 during the three months ended June 30, 2025 and 2024, respectively. The increase in revenue over time is due to Company growth and increased sales and marketing efforts, which also explains the change from period to period. Expenses incurred were general administrative expenses of $540,074 and consulting expenses of $76,700 during the three months ended June 30, 2025, compared to $222,654 and $13,500 during the three months ended June 30, 2024 and was due to the overall growth of the Company and its operations in conjunction with its increase in revenues.

SIX MONTHS ENDED JUNE 30, 2025 COMPARED TO JUNE 30, 2024

Our net income for the six months ended June 30, 2025 was $884,502, compared to a net income $20,841 during the six months ended June 30, 2024. The Company has generated revenue of $2,984,533 and $661,771 during the six months ended June 30, 2025 and 2024, respectively. The increase in net income was due to an increase in sales and marketing efforts. Operating expenses were $1,086,121 during the six months ended June 30, 2025, compared to $524,298 during the six months ended June 30, 2024. The increase in operating expenses was due to overall growth of the Company and its operations in conjunction with our increase in revenues.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2025, our total assets were $2,057,374, consisting of cash, accounts receivable, inventory, prepaid expenses, and intangible assets.

Cash Flows from Operating Activities

We have generated positive cash flows from operating activities. For the six months ended June 30, 2025, net cash flows provided in operating activities was $613,319, consisting of our net income of $884,502 offset by changes in operating activities of $271,183. For the six months ended June 30, 2024, net cash flows used in operating activities was $21,260, consisting of our net income of $20,841 and changes in operating activities of $419.

Cash Flows from Investing Activities

For the six months ended June 30, 2025, we had net cash used in investing activities of $46,064 in connection with the purchase of intangible assets. For the six months ended June 30, 2024, we had no cash flows used in or provided by investing activities.

Cash Flows from Financing Activities

For the six months ended June 30, 2025, net cash flows provided by financing activities was $69,635, consisting of $1,391,635 in advances from related parties and offset by repayments to related parties of $1,322,000. For the six months ended June 30, 2024, net cash flows provided by financing activities was $103,424, consisting of, advances from related parties of $418,424, and $175,000 of cash acquired for selling common stock, offset by repayments to related parties of $490,000.

PLAN OF OPERATION AND FUNDING

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

For the Quarterly Period Ended June 30, 2025

During the second quarter of 2025, BioScience Health Innovations Inc. continued its transformation and growth initiatives to position the company as a leading innovator in therapeutic delivery, health optimization, and specialty pharmacy markets. Key updates and business developments for the period include:

Corporate Rebranding and Structure

●	We have changed our corporate name from Nowtransit to BioScience Health Innovations Inc. and our trading symbol from “NT” to “BHIC”. This rebranding reflects our clear commitment and strategic focus on advanced health science innovations and our proprietary delivery systems.

●	We have prepaid for 1 year of comprehensive Director and Officers (D&O) insurance including cyber security coverage. This strategic investment provides essential protection for our leadership team and the company against potential claims arising from our decisions and actions as we transition to a public company operating under heightened regulatory scrutiny and increased shareholder oversight. The integrated cyber security component of our D&O coverage addresses the growing intersection of cyber risks and executive liability, providing protection against claims that may arise from cyber incidents, data breaches, or alleged failures in cybersecurity governance.

Intellectual Property and Brand Development

●	We have secured the domain name www.MODSMAX.com to establish a dedicated digital presence for our flagship technology platform, enhancing our direct-to-consumer marketing capabilities and brand recognition.

●	The company has applied for a MODS Max trademark to protect our proprietary Mineral Oxide Delivery System brand, reinforcing our intellectual property portfolio and competitive positioning in the advanced delivery systems market.

●	Our Best 365 Labs trademark has been published, further strengthening our portfolio of protected brand assets and establishing clear market differentiation.

●	We have six patents pending covering our core delivery technologies, including our patent-pending MODS Max (Mineral Oxide Delivery System) platform, which creates 5-10 years of market exclusivity. These patents protect our mineral oxychloride technology that generates controlled reactive oxygen species for enhanced bioavailability and antimicrobial activity.

●	Our patent-pending enclomiphene delivery system demonstrates breakthrough clinical validation with average testosterone improvements of 56.3% across diverse age groups, with patent protection extending through 2031-2033. Recent clinical outcomes show remarkable results including a 30-year-old patient achieving testosterone levels increasing from 566 to 1,212 ng/dL and a new 32-year-old physician assistant patient achieving dramatic improvement from 120 to 917 ng/dL after just 3 weeks.

●	The company’s patent-pending methylene blue stabilization technology is being put through additional stability studies for potency retention\ compared to standard formulations that have been reported to lose 50% potency within 3 days, representing a significant technological advancement.

●	Our patent-pending sublingual delivery technology shows potential for improved bioavailability compared to standard capsules and could qualify for FDA 505(b)(2) pathway classification as a “new dosage form,” which could provide regulatory advantages and competitive differentiation. The company has started additional stability studies to further validate the technology platform and support regulatory submissions.

MODS Max Technology Platform and Market Opportunity

Technology Mechanisms and Advantages

MODS Max (Mineral Oxide Delivery System) represents our flagship patent-pending technology that leverages mineral oxychloride compounds to generate microdose amounts of reactive oxygen species (ROS) such as hydrogen peroxide and hydroxyl radicals. This innovative approach:

●	Enhances Absorption: Achieves over 10x increased permeability by gently and temporarily opening biological barriers like sublingual mucosa, enabling superior passive transport of nutrients, peptides, and active compounds.

●	Broad-Spectrum Antimicrobial Activity: The oxidative environment inactivates key microbial enzymes and disrupts structural integrity of pathogens, reducing fungal and bacterial loads while providing natural preservative effects.

●	Universal Compatibility: Works effectively with vitamins, amino acids, minerals, plant extracts, and advanced peptide actives without requiring specialized reformulation, making it suitable for daily use in beverages, oral shots, or sublingual forms.

●	Superior Stability: Achieves 18-month shelf stability without refrigeration requirements while maintaining antimicrobial activity, addressing critical supply chain challenges.

Market Positioning and Opportunities

MODS Max addresses multiple high-growth healthcare segments with substantial total addressable market opportunities:

●	Oral GLP-1 Agonists Market: $156.7B (2030-2033) - MODS Max enables sublingual delivery and improved patient compliance

●	Testosterone Replacement Therapy: $2.79B - Non-injectable, fertility-preserving alternatives

●	Compounding Pharmacies: $23B - New specialty formulations with higher margins

●	Transmucosal Drug Delivery: $129.46B - Platform for peptides, hormones, and nutraceuticals

●	Sleep Aid Supplements: $12.9B (2034) - Enhanced peptide delivery for dual-action formulations

●	Longevity Market: $63.0B (2035) - Bioavailable telomerase activators and cellular renewal compounds

Clinical Validation and Early Adopter Success

Our MODS Max technology has demonstrated exceptional clinical outcomes and market validation through strategic partnerships and early adopters including:

●	10X Health: Methylene Blue Drops combining methylene blue, mineral oxide, and black pepper extract for enhanced mitochondrial function and cognitive support

●	DaVinci Medical: Pharmaceutical-grade methylene blue liquid energy formulations designed for use with red light therapy

●	Best 365 Labs Product Line: Including RestoraSleep (longevity formula with clinical-grade epithalon), Toolbox Stack combinations for mitochondrial support, and various specialized therapeutic formulations

Strategic Partnerships & Expansion

●	We are actively pursuing strategic partnerships and market opportunities aligned with MODS Max, our patent-pending Mineral Oxide Delivery System. MODS Max has attracted strong interest from potential partners in both the supplement/pharmaceutical sector and clinical compounding pharmacy channels, signaling validation of our technology platform.

●	Our technology creates exceptional revenue opportunities for 503A compounding pharmacies, with projected market growth from $4.47B in 2024 to $8.08B by 2034 (6.1% CAGR) and 503B pharmacies growing from $1.25B to $2.42B (7.6% CAGR). Conservative financial projections demonstrate that a 50-location pharmacy chain could generate $2.4 million annual revenue with $840,000 gross profit using our formulations.

●	To further our international growth, we have begun the needed steps for registration of key products in Dubai, opening opportunities for entry into the Middle Eastern health and wellness markets and new distribution and licensing partnerships.

Operational Execution & Market Positioning

●	We continued to focus on capital-efficient, high-margin growth through our direct-to-consumer channels, supported by web subscriptions and targeted online marketing campaigns, now enhanced by our dedicated MODS Max digital platform.

●	The company has retained and is working on launching an upgraded best365labs.com retail and wholesale website, targeting an August 2025 launch with integrated NetSuite platform for accounting. This enhanced e-commerce infrastructure will streamline our operations, improve customer experience, and provide robust financial management capabilities to support our expanding product portfolio and wholesale distribution channels.

●	Ongoing discussions are also underway with pharmacy groups and specialty clinical partners to expand access to our MODS Max platform via co-branding, licensing, and modular white-label arrangements.

●	Our team is also evaluating additional global registration and commercialization pathways to advance commercial readiness for MODS Max and proprietary product lines.

Financial Performance and Growth Metrics

During Q2 2025, the company demonstrated strong operational performance with:

●	Revenue Growth: Continued expansion of our direct-to-consumer channels with enhanced MODS Max-powered product lines

●	Margin Optimization: Achieving 65%+ margins via website subscriptions and product packs while leveraging automation and targeted digital marketing campaigns

●	Wholesale Expansion: Establishing baseline revenue floor of $250/month from over 2,100 clinics with telehealth upsells driving additional revenue growth

●	Strategic Validation: Co-branded product offerings with DaVinci Medical/10X Health and The Wellness Company (TWC) leverage their established audiences and protocols to enhance mitochondrial health education and market reach

Risk Management and Regulatory Compliance

The company maintains robust risk management practices while pursuing growth opportunities:

●	Regulatory Alignment: Our liquid mineral delivery solutions provide differentiated dosage forms that adhere to FDA requirements for compounded drugs under Section 503A of the FD&C Act

●	Patent Protection: Six pending patents create 5-10 years of market exclusivity for our oral delivery and catalytic blend technologies

●	Safety Protocols: MODS Max technology utilizes precisely controlled, microdose ROS generation that cooperates with the body’s natural antioxidant defenses, avoiding the destructive effects of uncontrolled oxidative stress

●	Quality Assurance: Our formulations maintain stability and potency through advanced stabilization technologies and rigorous quality control processes

Outlook

Management remains committed to innovation-led growth, capital structure optimization, and regulatory progress. These actions are designed to position BioScience Health Innovations for sustainable long-term expansion in both US and global markets, while advancing our mission to deliver next-generation therapies and high-value partnership opportunities powered by MODS Max technology.

The strengthening of our intellectual property portfolio through multiple patent applications, trademark protections, and domain acquisition, combined with our enhanced digital infrastructure, integrated accounting systems, and comprehensive executive liability insurance coverage, creates significant competitive moats and positions us for enhanced brand protection, premium pricing capabilities, and accelerated market expansion across our target therapeutic areas.

Our proactive approach to corporate governance and executive protection through comprehensive D&O insurance demonstrates our commitment to best practices as we prepare for Nasdaq uplisting and operate under the heightened standards expected of public companies.

With MODS Max addressing multiple billion-dollar healthcare markets and demonstrating exceptional clinical validation across diverse patient populations, we are well-positioned to capture significant market share while delivering transformative health outcomes. The technology’s versatility as a universal delivery platform enables endless product innovation opportunities while creating sustainable competitive advantages through patent protection and regulatory positioning.

By merging advanced mineral oxide delivery science with proven clinical outcomes, BioScience Health Innovations is positioned as a disruptive force in the therapeutic delivery marketplace. This comprehensive strategy addresses regulatory challenges, offers patients superior alternatives to traditional therapies, and drives sustained growth through strategic partnerships and commercialization efforts across multiple high-growth healthcare segments.

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

As reflected in the condensed consolidated financial statements, the Company has generated revenues resulting in a net income during the six months ended June 30, 2025 resulting in accumulated earnings of $543,419 and is showing total assets in excess of total liabilities as of June 30, 2025. However, in the past the Company has reported losses and cash used in operating activities, and has relied on advances from related parties and proceeds from the sale of stock, therefore has not yet developed a proven track record of profitability. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is engaged in full-scale operations as a distributor and generates revenue; however, the Company’s cash position may not be sufficient to support the Company’s daily operations long-term.. While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2025 (the “Evaluation Date”), the Company’s management evaluated, with participation of its principal executive officer, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Company’s principal executive officer concluded that the Company’s disclosure controls and procedures were ineffective as of June 30, 2025.

Management assessed the effectiveness of its internal control over financial reporting as of the Evaluation Date based on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. The material weaknesses identified during management’s assessment were (i) a lack of sufficient internal accounting resources; (ii) a lack of segregation of duties to ensure adequate review of financial statement preparation, (iii) lack of an independent board of directors or audit committee, and (iv) lack of written documentation of our internal control policies and procedures. In light of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting at the Evaluation Date. We plan to rectify these weaknesses by establishing written policies and procedures for our internal control of financial reporting and hiring additional accounting personnel at such time as we raise sufficient capital to do so. There were no changes in controls during the quarter ended June 30, 2025.

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

BioScience Health Innovations Inc.

Dated: August 7, 2025	By:	/s/ Darren Lopez
Darren Lopez
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Darren Lopez	Principal Executive Officer and Director	August 7, 2025
Darren Lopez