Form 10-Q
period 2025-09-30
BioScience Health Innovations, Inc.
filed 2025-10-27
CIK 1784440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the practicable date:

Class	Outstanding as of October 24, 2025
Common Stock: $0.0001 par value	10,979,055

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

While the information presented in the accompanying financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”). In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. These financial statements should be read in conjunction with the Company’s December 31, 2024 audited financial statements and notes thereto. Operating results for the nine months ended September 30, 2025 are not necessarily indicative of the results that can be expected for the year ending December 31, 2025.

BIOSCIENCE HEALTH INNOVATIONS, INC (FORMERLY NOWTRANSIT INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,139,423	$662,517
Accounts receivable, net	63,212	100,285
Inventory	757,500	58,319
Prepaid expense	34,864	4,832
Overpayment to related parties	-	21,798
Total current assets	1,994,999	847,751
Other Assets
Intangible assets	72,101	26,037
Total Assets	$2,067,100	$873,788

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$10,165	$8,226
Due to related parties	228,298	-
Accrued expenses	6,686	5,993
Deferred revenue	110,991	24,329
Total current liabilities	356,140	38,548

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock: $0.0001 par value, 5,000,000 shares authorized;	-	-
Series A Convertible Preferred Stock, 1,000,000 designated, 140,000 shares issued and outstanding at September 30, 2025 and December 31, 2024	14	14
Common stock: $0.0001 par value, 250,000,000 shares authorized; 10,979,055 shares issued and outstanding at September 30, 2025 and December 31, 2024	1,098	1,098
Additional paid-in capital	1,175,211	1,175,211
Accumulated earnings (deficit)	534,637	(341,083)
Total stockholders' equity (deficit)	1,710,960	835,240
Total Liabilities and Stockholders' Equity (Deficit)	$2,067,100	$873,788

See accompanying notes to the unaudited condensed consolidated financial statements.

BIOSCIENCE HEALTH INNOVATIONS, INC (FORMERLY NOWTRANSIT INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Revenues	$1,131,427	$572,973	$4,115,960	$1,234,744
Cost of goods sold	(433,196)	(148,233)	(1,447,106)	(264,865)
Gross profit	698,231	424,740	2,668,854	969,879

Operating Expenses:
General and administrative expenses	576,656	345,288	1,550,291	846,236
Consulting fees	130,357	23,250	242,843	46,600
Total Operating Expenses	707,013	368,538	1,793,134	892,836

Income (Loss) from Operations	(8,782)	56,202	875,720	77,043

Net Income (Loss)	$(8,782)	$56,202	$875,720	$77,043

Net loss per common share - basic	$(0.00)	$0.01	$0.08	$0.01
Net loss per common share - diluted	$(0.00)	$0.01	$0.08	$0.01

Weighted average common shares outstanding - basic	10,979,055	10,474,055	10,979,055	10,386,008
Weighted average common shares outstanding - diluted	10,979,055	10,894,055	11,399,055	10,806,008

See accompanying notes to the unaudited condensed consolidated financial statements.

BIOSCIENCE HEALTH INNOVATIONS, INC (FORMERLY NOWTRANSIT INC.)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Unaudited)

	Series A Convertible				Additional	Accumulated
	Preferred Stock		Common Stock		Paid-in	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total
Balance at December 31, 2023	140,000	$14	10,224,055	$1,022	$420,287	$(428,083)	$(6,760)
Common shares issued for cash	-	-	175,000	18	174,982	-	175,000
Net loss	-	-	-	-	-	(53,381)	(53,381)
Balance at March 31, 2024	140,000	14	10,399,055	1,040	595,269	(481,464)	114,859
Net income	-	-	-	-	-	74,222	74,222
Balance at June 30, 2024	140,000	14	10,399,055	1,040	595,269	(407,242)	189,081
Common shares issued for cash	-	-	125,000	13	124,987	-	125,000
Net income	-	-	-	-	-	56,202	56,202
Balance at September 30, 2024	140,000	$14	10,524,055	$1,053	$720,256	$(351,040)	$370,283

Balance at December 31, 2024	140,000	$14	10,979,055	$1,098	$1,175,211	$(341,083)	$835,240
Net income	-	-	-	-	-	426,798	426,798
Balance at March 31, 2025	140,000	14	10,979,055	1,098	1,175,211	85,715	1,262,038
Net income	-	-	-	-	-	457,704	457,704
Balance at June 30, 2025	140,000	14	10,979,055	1,098	1,175,211	543,419	1,719,742
Net loss	-	-		-	-	(8,782)	(8,782)
Balance at September 30, 2025	140,000	$14	10,979,055	$1,098	$1,175,211	$534,637	$1,710,960

See accompanying notes to the unaudited condensed consolidated financial statements.

BIOSCIENCE HEALTH INNOVATIONS, INC (FORMERLY NOWTRANSIT INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2025	2024
	(unaudited)
Cash Flows From Operating Activities
Net Income (Loss)	$875,720	$77,043
Adjustments to reconcile net loss to net cash used in operating activities	-	-
Changes in operating assets and liabilities:
Accounts receivable	37,073	4,535
Inventory	(699,181)	(4,523)
Deferred revenue	86,662	(3,949)
Accrued services	693	1,050
Accounts payable	1,939	772
Prepaid expenses	(30,032)	(1,435)
Net Cash Provided by (Used in) Operating Activities	272,874	73,493

Cash Flows From Investing Activities
Purchase of intangible assets	(46,064)	(7,037)
Net Cash Used in Investing Activities	(46,064)	(7,037)

Cash Flows From Financing Activities
Advances from related parties	2,422,096	692,746
Repayment to related parties	(2,172,000)	(745,220)
Proceeds from the sale of common stock	-	300,000
Net Cash Provided by Financing Activities	250,096	247,526
Net Increase in Cash	476,906	313,982
Cash at Beginning of Period	662,517	19,238
Cash at End of Period	$1,139,423	$333,220

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

BIOSCIENCE HEALTH INNOVATIONS INC (FORMALY KNOWN AS NOWTRANSIT INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

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

As reflected in the condensed consolidated financial statements, the Company has generated revenues resulting in a net income during the nine months ended September 30, 2025, resulting in accumulated earnings of $534,637 as of September 30, 2025. However, in the past the Company has reported losses and cash used in operating activities and has relied on advances from related parties and proceeds from the sale of stock, therefore has not yet developed a proven track record of profitability. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks and any highly liquid investments with a maturity of three months or less to the extent the funds are not being held for investment purposes. As of September 30, 2025 and December 31, 2024, the Company had no cash equivalents.

The Company maintains four accounts at Wells Fargo Bank. Accounts at this institution are insured by the Federal Deposit Insurance Corporation up to $250,000. As of September 30, 2025 the Company has balances of $638,960 in excess of this limit.

Accounts Receivable and Allowance for Doubtful Accounts

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. The Company records an allowance for doubtful accounts that is based on historical trends, customer knowledge, any known disputes, and considers the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Accounts and receivables are written off against the allowance after all attempts to collect a receivable have failed. As of September 30, 2025 and December 31, 2024, the allowance for doubtful accounts was $0.

Inventory

The Company’s inventory is recognized in accordance with Accounting Standards Codification (“ASC”) 303. The Company uses the lower of cost (determined using the first-in, first-out method) or net realizable value for valuing inventories. As of September 30, 2025 and December 31, 2024, the Company had $757,500 and $58,319 of finished goods on hand, respectively.

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

Revenue Recognition

The Company’s revenue is recognized in accordance with Accounting Standards Codification 606 and operates in the immune health supplement market. The Company offers products – Be-OnGuard Nasal Spray used against nasal bacteria, viruses and allergens; Be-OnGuard Mouth Spray used against oral bacteria, viruses and allergens; and Be-OnGuard EZ Safer Air used against airborne bacteria, viruses and allergens; Be On-Guard Brain Fog Support; and ADHD 365 maximum strength brain support. The Company’s performance obligation is to deliver product to customers therefore revenue is recognized once delivery occurs. Customers will remit payment at the time of order placement, therefore payment received by the Company prior to product delivery is recorded as deferred revenue. As of September 30, 2025 and December 31, 2024 deferred revenue was $110,991 and $24,329. Shipping and handling costs that occur are paid by the customer and is not recorded as revenue. The Company has a policy to provide a refund on any product returned by the customer.

Advertising Costs

Advertising costs are expensed as incurred. During the nine months ended September 30, 2025 and 2024, the Company incurred advertising costs of $272,373 and $153,806, respectively.

Research and Development

The Company charges research and development costs to expense when incurred. During the nine months ended September 30, 2025 and 2024, the Company incurred $66,372 and $29,808 in research and development expenses, respectively.

Intangible Assets

The Company accounts for its intangible assets in accordance with ASC 350. Costs incurred to renew or extend the term of intangible assets are expensed as incurred. As of the nine months ended September 30, 2025, the Company incurred $72,101 to file certain patent applications that showcase the Company’s innovative approach to health and wellness solutions. The patent costs were capitalized and will be amortized on a straight-line basis over its estimated useful life once the patents are granted. During the year ended December 31, 2024 and 2023 no amortization expense was recorded as the patents were still pending. Amortization expense of $901 is expected for the year ended December 31, 2025 and $3,605 for each year ended December 31, 2026 and beyond.

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

U.S. Non-Provisional Patent Application No. 18/931,277 for METHYLTHIONINIUM SALT-CONTAINING COMPOSITIONS AND METHODS, filed on 10/30/2024

International Patent Application No. PCT/US24/53487 for METHYLTHIONINIUM SALT-CONTAINING COMPOSITIONS AND METHODS, filed on 10/30/2024

U.S. Non-Provisional Patent Application No. 18/931,346 for COMPOSITIONS AND METHOD FOR SUPPORTING MITOCHONDRIAL, file on 10/30/2024

International Patent Application No. PCT/US24/53490 for COMPOSITIONS AND METHOD FOR SUPPORTING MITOCHONDRIAL, file on 10/30/2024. Filed on 10/30/2024

U.S. Provisional Patent Application No. 63/712,895 for TREATMENTS USING METHYLTHIONINIUM SALT, SECONDARY PHYSIOLOGICALLY ACTIVE COMPOUND AND PHYSIOLOGICAL THERAPY, filed on 10/28/2024

U.S. Provisional Patent Application No. 19/173,875 for NUTRITIONAL SUPPLEMENT COMPOSITIONS AND METHODS FOR ENHANCING BIOLOGICAL FUNCTIONS, filed on 4/9/2025

All provisional applications were filed with the U.S. Patent and Trademark Office by Thorpe North and Western.

We believe these filings cover multiple potential patents and product opportunities. Leadership is actively exploring partnerships and strategic alliances to maximize value for stakeholders.

All products and methods described remain patent pending as of the date of this filing.

Impairment of Long-lived Assets

The Company applies the provisions of ASC 360, where applicable, to all long-lived assets and periodically evaluates the carrying value of long-lived assets to be held and used for impairment. Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. When long-lived assets are sold or retired, the related cost and accumulated depreciation or amortization are removed from the accounts and any gain or loss is included in the results of operations. During the nine months ended September 30, 2025 and 2024, the Company recorded no impairment expense for their long-lived assets.

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

During the nine months ended September 30, 2025 and 2024, the Company had a month-to-month rental agreement for their office and inventory space and paid rent expense of $12,915.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants. As of September 30, 2025 and 2024 there were dilutive securities of 420,000 for the conversion of 140,000 shares of Series A Convertible Preferred Stock. Due to the net loss recorded for the three months ended September 30, 2025 all potentially dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share; therefore the basic and weighted average common shares outstanding and net loss per common share, basic and diluted, are the same.

Recent Accounting Pronouncements

The Company has reviewed all the recent accounting pronouncements issued to date of the issuance of these financial statements and has determined that there have been no standards that had, or will have, a material impact on its consolidated financial statements with exception to the following:

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires incremental disclosures about specific expense categories, including but not limited to, purchases of inventory, employee compensation, depreciation, amortization and selling expenses. The amendments are effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted and the amendments may be applied either prospectively or retrospectively. The Company is currently evaluating this ASU to determine its impact on the Company’s disclosures. The amendments only impact disclosures and are not expected to have an impact on the Company’s financial condition and results of operations.

Note 4 - Related Party Transactions

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. Amounts represent advances or amounts paid in satisfaction of liabilities.

During the nine months ended September 30, 2025 the Company received advances of $2,422,096 from Ageless Holdings, LLC (“Ageless”), an entity owned and controlled by the Company’s members of management and board of directors, which included the purchase of $2,106,133 worth of inventory, $25,000 for services provided, and $290,693 to pay for operating expenses.

During the nine months ended September 30, 2024 the Company received advances of $692,746 from Ageless, which included the purchase of $285,463 worth of inventory from Ageless and $407,283 to pay for operating expenses. Additionally, the Company paid back $745,220 of the advances.

Note 5 - Equity

Common Stock

The Company has 250,000,000, $0.0001 par value shares of voting common stock authorized.

During the nine months ended September 30, 2025, there were no issuances of common stock.

On September 10, the Company filed a change in the article of incorporation and increased the voting common stock authorized from 75,000,000 to 250,000,000. In addition, the Company completed a 1 for 4 reverse common stock split, decreasing the number of voting common stock outstanding from 43,916,221 to 10,979,055. These financial statements have been retroactively adjusted for all periods presented.

During the three months ended September 30, 2024, the Company issued 125,000 shares of common stock for cash proceeds of $175,000.

During the three months ended March 31, 2024, the Company issued 175,000 shares of common stock for cash proceeds of $175,000.

As of September 30, 2025 and December 31, 2024, the Company had 10,979,055 shares of common stock issued and outstanding, respectively.

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

During the nine months ended September 30, 2025 and 2024 there were no issuances of preferred stock. As of September 30, 2025 and December 31, 2024, the Company had 140,000 shares of Series A Convertible Preferred Stock outstanding.

Note 6 - Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through October 20, 2025, the date when the financial statements were available to be issued, to determine if they must be reported. Management of the Company determined that there are no material subsequent events to be disclosed other than those described below.

Subsequent to September 30, 2025, the Company received advances of $58,604 from related parties and made repayments of $150,000.

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

Recent Developments

Corporate Name Change

On February 21, 2025, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Formation with the Secretary of State of Nevada to change the Company’s corporate name to “BioScience Health Innovations Inc.”, with an effective date of February 21, 2025. The name change was approved by the Company’s Board of Directors.

Change in Authorized Common Stock

On September 10, 2025, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Formation to Amendment the Article of Incorporation with the Secretary of State of Nevada to amend the authorized voting common shares from 75,000,000 to 250,000,000 with an effective date of September 10, 2025. The name change was approved by the Company’s Board of Directors.

Common Stock Reverse Split (1:4)

On September 10, 2025, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Formation with the Secretary of State of Nevada to affect a reverse split of its voting common stock on the basis of one (1) Common share for each 4 (four) Common shares outstanding. Fractional shares will not be issued. Any fractional shares will be rounded upward to the next whole share. The reverse split was approved by the Company’s Board of Directors.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis and results of operations are based upon our accompanying financial statements for the three and nine months ended September 30, 2025, which have been prepared in conformity with U.S. generally accepted accounting principles, or U.S. GAAP, and which requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Note 3. Summary of Significant Accounting Policies, to the financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, describes the significant accounting policies and methods used in the preparation of the Company’s financial statements. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. These estimates are the basis for our judgments about the carrying values of assets and liabilities, which in turn may impact our reported revenue and expenses. Our actual results could differ significantly from these estimates under different assumptions or conditions.

Results Of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2025 COMPARED TO SEPTEMBER 30, 2024

Our net loss for the three months ended September 30, 2025 was $8,782 compared to net income of $56,202 during the three months ended September 30, 2024. The Company has generated revenue of $1,131,427 and $572,973 during the three months ended September 30, 2025 and 2024, respectively. The increase in revenue over time is due to Company growth and increased sales and marketing efforts, which also explains the change from period to period. Expenses incurred were general administrative expenses of $576,656 and consulting expenses of $130,357 during the three months ended September 30, 2025, compared to $345,288 and $23,250 during the three months ended September 30, 2024 and was due to the overall growth of the Company and its operations in conjunction with its increase in revenues.

NINE MONTHS ENDED SEPTEMBER 30, 2025 COMPARED TO SEPTEMBER 30, 2024

Our net income for the nine months ended September 30, 2025 was $875,720, compared to a net income $77,043 during the nine months ended September 30, 2024. The Company has generated revenue of $4,115,960 and $1,234,744 during the nine months ended September 30, 2025 and 2024, respectively. The increase in net income was due to an increase in sales and marketing efforts. Operating expenses were $1,793,134 during the nine months ended September 30, 2025, compared to $892,836 during the nine months ended September 30, 2024. The increase in operating expenses was due to overall growth of the Company and its operations in conjunction with our increase in revenues.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2025, our total assets were $2,067,100 consisting of cash, accounts receivable, inventory, prepaid expenses, and intangible assets.

Cash Flows from Operating Activities

We have generated positive cash flows from operating activities. For the nine months ended September 30, 2025, net cash flows provided in operating activities was $272,874, consisting of our net income of $875,720 offset by changes in operating activities of $602,846. For the nine months ended September 30, 2024, net cash flows used in operating activities was $73,493, consisting of our net income of $77,043 offset by changes in operating activities of $3,550.

Cash Flows from Investing Activities

For the nine months ended September 30, 2025, we had net cash used in investing activities of $46,064 in connection with the purchase of intangible assets. For the nine months ended September 30, 2024, we had net cash used in investing activities of $7,037 in connection with the purchase of intangible assets.

Cash Flows from Financing Activities

For the nine months ended September 30, 2025, net cash flows provided by financing activities was $250,096, consisting of $2,422,096 in advances from related parties and offset by repayments to related parties of $2,172,000. For the nine months ended September 30, 2024, net cash flows provided by financing activities was $247,526, consisting of, advances from related parties of $692,746, and $300,000 of cash acquired for selling common stock, offset by repayments to related parties of $745,220.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

For the Quarterly Period Ended September 30, 2025

During the third quarter of 2025, BioScience Health Innovations Inc. continued its transformation and growth initiatives to position the company as a leading innovator in therapeutic delivery, health optimization, and specialty pharmacy markets. Key updates and business developments for the period include:

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

As reflected in the condensed consolidated financial statements, the Company has generated revenues resulting in a net income during the nine months ended September 30, 2025 resulting in accumulated earnings of $534,637 and is showing total assets in excess of total liabilities as of September 30, 2025. However, in the past the Company has reported losses and cash used in operating activities, and has relied on advances from related parties and proceeds from the sale of stock, therefore has not yet developed a proven track record of profitability. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2025 (the “Evaluation Date”), the Company’s management evaluated, with participation of its principal executive officer, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Company’s principal executive officer concluded that the Company’s disclosure controls and procedures were ineffective as of September 30, 2025.

Management assessed the effectiveness of its internal control over financial reporting as of the Evaluation Date based on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. The material weaknesses identified during management’s assessment were (i) a lack of sufficient internal accounting resources; (ii) a lack of segregation of duties to ensure adequate review of financial statement preparation, (iii) lack of an independent board of directors or audit committee, and (iv) lack of written documentation of our internal control policies and procedures. In light of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting at the Evaluation Date. We plan to rectify these weaknesses by establishing written policies and procedures for our internal control of financial reporting and hiring additional accounting personnel at such time as we raise sufficient capital to do so. There were no changes in controls during the quarter ended September 30, 2025.

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

BioScience Health Innovations Inc.

Dated: October 27, 2025	By:	/s/ Darren Lopez
Darren Lopez
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Darren Lopez	Principal Executive Officer and Director	October 27, 2025
Darren Lopez