Form 10-K
period 2025-12-31
BioScience Health Innovations, Inc.
filed 2026-03-30
CIK 1784440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Mark One

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

14857 South Concord Park Drive

Bluffdale, UT 84065

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class	Outstanding as of March 27, 2025
Common Stock: $0.0001 par value	11,367,125

The aggregate market value of the registrant’s common stock held by non-affiliates on June 30, 2025, the last business day of the registrant’s most recently completed second quarter, was $43,916,232.

i

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

General Information

BioScience Health Innovations Inc. (“we,” “us,” “the Company”) was incorporated in the State of Nevada on July 8, 2019 with the name Nowtransit, Inc. and we changed our name to BioScience Health Innovations Inc. on February 21, 2025. We have a fiscal year end of December 31.

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

There is currently a limited market for our common stock, and there can be no guarantee that an active market for our common stock will develop. As of December 31, 2025, there were only 53 record holders of our common stock, and trading is very limited and sporadic. Further, even if an active market for our common stock develops, it will likely be subject to significant price volatility when compared to more seasoned issuers. We expect that the price of our common stock will continue to be more volatile than more seasoned issuers for the foreseeable future. Fluctuations in the price of our common stock can be based on various factors in addition to those otherwise described in this Report, including:

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

Item 2. Properties

Our principal place of business is 14857 South Concord Park Drive, Bluffdale, UT 84065. On December 1, 2025, we entered a 15-month rental arrangement for our office and inventory space.  We believe that these facilities are adequate for our current needs. We do not own any real estate.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is not listed on any securities exchange and is quoted on the OTC Pink Market under the symbol “NOTR.” Because our common stock is not listed on a securities exchange and its quotations on the OTC Pink Market are limited and sporadic, there is currently no established public trading market for our common stock.

The following table reflects the high and low closing sales information for our common stock for each fiscal quarter during the fiscal years ended December 31, 2025 and 2024. This information was obtained from the OTC Pink Market and reflects inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	COMMON STOCK MARKET PRICE
	HIGH	LOW
FISCAL YEAR ENDED DECEMBER 31, 2025:
First Quarter	$4.00	$4.00
Second Quarter	$4.00	$4.00
Third Quarter	$4.00	$4.00
Fourth Quarter	$4.00	$4.00

	COMMON STOCK MARKET PRICE
	HIGH	LOW
FISCAL YEAR ENDED DECEMBER 31, 2024:
First Quarter	$9.01	9.01
Second Quarter	$1.00	1.00
Third Quarter	$1.00	1.00
Fourth Quarter	$1.00	1.00

Number of Holders

As of December 31, 2025, 10,979,058 shares of our common stock were issued and outstanding, which were held by 53 stockholders of record.

Stock Transfer Agent

Our stock transfer agent is Colonial Stock Transfer, 7840 S 700 E, Sandy, Utah 84070, (801) 355-5740, www.colonialstock.com.

Dividends

No cash dividends were paid on our shares of common stock during the years ended December 31, 2025 and 2024. We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

We currently do not have any equity compensation plans.

Recent Sales of Unregistered Securities

During the year 2024, the Company issued 755,000 common shares for cash proceeds of $755,000.

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

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include those described elsewhere in this Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 under “Item 1A. – Risk Factors.” We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

Overview

BioScience Health Innovations Inc., through its wholly owned subsidiary Best 365 Labs, Inc., is a health and wellness innovation company focused on mitochondrial health science, advanced peptide delivery, and metabolic care. Best sells clinically-tested, affordably priced products to naturally battle the onslaught of bacteria and viruses through online sales and in various other distribution channels in the health and wellness market. The Company’s mission is to help people live healthier, longer, and more vital lives through cellular optimization—what we describe as “affordable ground-zero natural health and wellness.”

The Company’s core technology—the MODS Max™ (Mineral Oxide Delivery System) process—is a patent-pending delivery system that enhances the bioavailability of nutritional supplements, peptides, and bioactive compounds by directing the user on the order and frequency to take the Company’s products to obtain the best result. Unlike conventional oral supplements that deliver 10–20% of their active ingredients, the MODS Max process achieves higher bioavailability by transiently opening tight junctions in mucosal membranes through controlled, microdose reactive oxygen species (ROS). The process is compatible with sublingual, oral, nasal, and topical delivery formats.

Fiscal Year 2025 Performance

At the completion of fiscal year 2025, the Company grew revenue strategically year over year, was once again profitable, and is positioned to scale further. Revenue for fiscal year 2025 was $5,688,717, representing a 208% increase over fiscal year 2024 revenue of $1,844,966. Net income for fiscal year 2025 was $642,090, a significant improvement over fiscal year 2024 net income of $87,000, with net margins expanding from 4.7% to 11.3%.

This growth was achieved by the Company expanding their revenue channels, including the direct-to-consumer channels and expansion of wholesale relationships, introducing several new products to the market, introducing the MODS Max process to customers and consumers, and focusing on marketing to grow demand for the Company’s differentiated product portfolio.

Infrastructure and Systems Investments

During the final two quarters of fiscal year 2025, the Company made significant investments of time and resources to upgrade its operational infrastructure in preparation for anticipated growth and the demands of operating as a public company on a major exchange.

The Company upgraded its consumer-facing website platforms to improve the direct-to-consumer shopping experience, enhance product education content, and support higher traffic volumes as the Company scales its marketing and distribution efforts. These improvements are designed to increase conversion rates, support new product launches, and provide a more professional digital presence aligned with the Company’s uplist objectives.

In addition, the Company migrated its accounting and financial reporting system to Oracle NetSuite, an enterprise-grade cloud-based ERP platform. The transition to NetSuite provides the Company with more robust financial controls, real-time reporting capabilities, and the scalability required to support multi-channel revenue operations. Management plans to begin implementing NetSuite’s integrated artificial intelligence tools during 2026, which are expected to enhance forecasting accuracy, automate routine financial processes, and provide data-driven insights to support strategic decision-making as the Company scales.

Results Of Operations

Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

Our net income for the year ended December 31, 2025 was $642,090, compared to a net income of $87,000 during the year ended December 31, 2024. The Company has generated revenue of $5,688,717 and $1,844,966 with COGS of $2,448,000 and $536,078 during the year ended December 31, 2025 and 2024, respectively. The increase in revenue and COGS is due to overall Company growth. This growth was driven by increased product adoption across multiple sales channels, expanded wholesale partnerships, and continued growth in direct-to-consumer website sales. General and administrative expenses incurred were $2,206,495, during the year ended December 31, 2025, compared to $1,146,410 during the year ended December 31, 2024, and consulting expense of $315,171 and $75,478 was incurred during the year ended December 31, 2025 and 2024, respectively. Increases in costs were due to overall growth and increases in operational activity, including an increase in the Company’s research and development activities to expand product offerings, additional marketing activities to promote products and broaden sales channels, and an increase in employee count to support the growth in revenue and inventory activity during the year.

Year	Revenue	Net Income	Net Margin
2024	$1,844,966	$87,000	4.7%
2025	$5,688,717	$642,090	11.3%

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2025, our total assets were $1,707,181, consisting of cash, accounts receivable, inventory, prepaid expenses, overpayments to related parties, right-of-use assets, deposits, and intangible assets.

Cash Flows from Operating Activities

For the year ended December 31, 2025, net cash flows provided by operating activities was $172,178, consisting of our net income of $642,090 offset by changes in operating activities of $469,912. For the year ended December 31, 2024, net cash flows used in operating activities was $23,188, consisting of our net income of $87,000 less net changes in operating activities of $63,812.

Cash Flows from Investing Activities

For the year ended December 31, 2025, $56,850 was used to purchase an intangible asset compared to $26,037 used to purchase an intangible asset for the year ended December 31, 2024.

Cash Flows from Financing Activities

For the year ended December 31, 2025 net cash flows used by financing activities was $115,920, consisting of advances from related parties of $3,046,080, offset by repayments to related parties of $3,162,000. For the year ended December 31, 2024 net cash flows provided by financing activities was $646,128, consisting of advances from related parties of $962,848, $755,000 of cash acquired from the sale of common stock, offset by repayments to related parties of $1,071,720

PLAN OF OPERATION AND FUNDING

The Company is pursuing a multi-phase capital strategy to support growth and prepare for a major exchange uplist. The Company is currently in the process of raising $1.5 million through a Regulation A (Reg A) offering filed with the Securities and Exchange Commission. Following the completion of the Reg A offering, the Company plans to pursue a major exchange uplist and raise an additional $5 million to $7.5 million in connection with the uplist to fund accelerated growth, expanded operations, and strategic initiatives. Management is evaluating a reverse stock split to streamline share structure for exchange compliance.

Operational Expansion — New Facilities

During the fourth quarter of 2025, the Company secured new office and shipping space at 14857 South Concord Park Drive, Bluffdale, Utah 84065. The Company prepaid rent for a 15-month term at this location, reflecting management’s confidence in the Company’s growth trajectory and its commitment to building the operational infrastructure necessary to support anticipated scaling activity across product lines. The new facility consolidates the Company’s administrative, fulfillment, and logistics operations into a single location designed to support higher order volumes, expanded inventory management, and improved shipping efficiency.

Q1 2026 — Preparation to Scale

During the first quarter of 2026, the Company has dedicated significant resources to preparing and solidifying its operations to scale, with particular emphasis on the MODS Max process, testosterone optimization products, and the continued buildout of the Company’s nutrition business.

On the testosterone front, management has been advancing formulation refinements, clinical documentation, and go-to-market strategies for NHTO/TPrime365 in preparation for broader commercialization. The nutrition segment—anchored by the MODS Max delivery process—has continued to grow through expanded product offerings and strengthened wholesale and direct-to-consumer relationships.

Management views Q1 2026 as a foundational quarter focused on building the systems, partnerships, and operational capacity required to accelerate growth across all three of the Company’s core value drivers in the second half of 2026 and beyond.

Three Core Growth and Value Drivers

Management has identified three core growth and value drivers for the Company, with the MODS Max™ delivery process serving as the enabling technology that is crucial to all three:

1. Testosterone and Hormonal Optimization

The Company’s NHTO/TPrime365 product represents a proprietary, non-injectable approach to testosterone optimization delivered via the MODS Max sublingual process. Clinical observations have demonstrated up to a 600% increase in total testosterone within 2–4 weeks. Without the MODS Max process’s ability to achieve 60–90% bioavailability through transient tight junction opening, this multi-compound sublingual formulation would not be commercially viable. The global testosterone replacement therapy market is valued at $2.13 billion in 2026, with the broader testosterone and supplements market approaching $4 billion.

2. NAD+ and Cellular Health

The Company’s validated, patent-pending NAD restoration approach depends entirely on the MODS Max delivery system to achieve bioavailability levels that conventional oral NAD supplements cannot match. The global NAD+ supplement market is valued at approximately $876 million in 2025, projected to reach $1.58 billion by 2035, while the broader NAD+ enhancer market (including therapeutics) is estimated at $5.59 billion, projected to reach $11.65 billion by 2030. For context, Niagen Bioscience (NAGE, formerly ChromaDex)—a single-molecule NAD+ company with approximately 90 patents focused solely on NAD+—carries a market capitalization of approximately $390–$812 million. Best 365 Labs has NAD+ formulations plus 29 additional formulations and a broader delivery process.

3. Platform Licensing and Peptide Delivery

The MODS Max process itself—independent of any single product—represents a valuable drug delivery technology asset with significant licensing potential. The process’s ability to convert injection-only compounds (including GLP-1 therapeutics, peptides, and bioactive compounds) into oral and sublingual delivery formats positions it as a licensing candidate for pharmaceutical companies, compounding pharmacies, and supplement manufacturers.

Comparable transactions demonstrate the value of platform delivery technologies in the current market:

●	Merck / Cyprumed (April 2025): Merck paid up to $493 million for a non-exclusive license to Cyprumed’s oral peptide delivery platform—a comparable technology to MODS Max in the oral peptide delivery space.

●	Thorne HealthTech (August 2023): L Catterton acquired Thorne HealthTech, a science-led supplement brand with DTC and healthcare channels, for $680 million in a take-private transaction.

●	Platform Biotech Premium: According to Recon Strategy, platform-based biotech companies generate 5x more licensing deal value than non-platform peers ($748 million average vs. $136 million average).

●	Industry Valuation Multiples: Supplement producers trade at 10.7x EV/EBITDA and 6.7x EV/Revenue; compound pharmacies trade at 11.1x EV/EBITDA and 6.6x EV/Revenue.

Based on these comparables and the breadth of the Company’s 30-formulation portfolio spanning four therapeutic categories, management’s internal valuation analysis estimates the MODS Max patent portfolio value at $50 million to $1 billion or more across three scenarios: (i) a base case treating the Company as a nutraceutical company with proprietary formulations ($50M–$150M); (ii) a platform licensing scenario valuing MODS Max as a drug delivery technology ($150M–$500M); and (iii) a full-platform scenario incorporating GLP-1 commercialization and multiple licensing partnerships ($500M–$1B+).

MODS Max is the common thread across all three value drivers. Without it, the Company’s testosterone formulations lack the bioavailability needed for sublingual delivery, the NAD approach loses its competitive differentiation, and the platform licensing opportunity does not exist. Management believes this integrated platform model—one core technology enabling multiple high-value verticals—is the Company’s primary competitive advantage and the foundation for long-term stakeholder value creation.

The Living Chip — Education and Market Development

The Company, in collaboration with its medical director, Steve Warren, is preparing to release a book titled “The Living Chip.” The publication is intended to educate consumers, healthcare practitioners, and the broader market on the Company’s “ground-zero” approach to cellular health—the concept that optimizing health at the mitochondrial and cellular level is the foundation for addressing chronic disease, aging, and metabolic dysfunction.

The Living Chip will explain the science behind the MODS Max advanced delivery system and how it enhances the bioavailability of peptides, NAD precursors, testosterone compounds, and other bioactive ingredients that are otherwise poorly absorbed through conventional oral supplementation. Management believes the book will serve as a meaningful market development tool, building consumer awareness and clinical credibility, while supporting the Company’s positioning as a science-driven innovator in the health and wellness industry.

Pharmacy Partnerships for Controlled Scaling

During the first quarter of 2026, management has actively begun evaluating and pursuing key pharmacy partnerships to scale the MODS Max process—and specifically the Company’s testosterone and peptide formulations—in a controlled manner designed to enhance stakeholder value.

Rather than pursuing rapid, undifferentiated distribution, the Company’s strategy is to identify pharmacy partners with established compliance infrastructure, clinical relationships, and compounding capabilities that align with the Company’s quality and regulatory standards. This controlled approach is intended to protect the integrity of the MODS Max brand, maintain pricing discipline, and build sustainable, recurring revenue relationships with high-quality distribution partners.

Management believes that pharmacy partnerships represent a significant near-term revenue opportunity and a key channel for scaling the MODS Max process beyond the Company’s existing direct-to-consumer and wholesale channels.

Medical Advisory and Market Opportunity Identification

Management has been actively working with the Company’s medical advisors to identify and refine market opportunities and specific areas where the Company’s MODS Max process and formulation portfolio can create meaningful disruption. This collaborative effort between management and the Company’s clinical team is focused on evaluating emerging therapeutic categories, assessing unmet consumer needs in the health and wellness space, and prioritizing formulation development and commercialization strategies that align with the Company’s core competencies in advanced delivery, cellular optimization, and metabolic health.

Management believes this disciplined, science-informed approach to market opportunity identification—guided by medical expertise rather than trend-chasing—positions the Company to enter new verticals with differentiated products and defensible competitive advantages.

Separation from Ageless Holdings, LLC

The Company is currently undertaking a formal separation from the related party Ageless Holdings, LLC. Ageless Holdings, LLC is 90% owned by the Company’s Chief Executive Officer, Darren Lopez, and had previously served as the Company’s supply chain and compounding partner. Ageless Holdings, LLC has made arrangements to divest all of its ownership interest in the Company as part of this separation process.

The parties are currently finalizing a settlement agreement, and both the Company and Ageless Holdings, LLC are confident that the terms will be completed on mutually agreeable terms. The settlement is expected to include the transfer of work-in-process (“WIP”) inventory to the Company, along with the issuance of preferred shares to Darren Lopez, the Company’s Chief Executive Officer, in consideration for research and development contributions and over 30 additional proprietary formulations that Best 365 Labs has not yet commercialized. These formulations—spanning peptide delivery, hormonal optimization, longevity protocols, and metabolic health—represent significant future revenue potential and tie directly into the current regulatory environment following the February 2026 announcement by United States Health and Human Services (“HHS”) Secretary Robert F. Kennedy Jr. regarding the reclassification of approximately 14 Category 2 peptides back to Category 1, which would enable 503A/503B compounding of these compounds.

The separation was undertaken to eliminate perceived conflicts of interest, establish arm’s-length business relationships, and position the Company for the heightened corporate governance and transparency standards required for a Reg A offering and major exchange listing.

Amazon Distribution Pivot

In November of 2025 the Company began discussing a termination of convenience with Epic Global, the customer that sells the Company’s products on Amazon, and began negotiating a strategic partnership with Rebelution, a full-service e-commerce agency and operational infrastructure provider powered by Growvana, to lead the Company’s Amazon operations. Rebelution manages more than 2 million ASINs with AI-driven technology that helps brands scale across Amazon, Walmart, and Target.

Under this proposed partnership, Rebelution and Growvana would lead the Company’s Amazon operations, including marketplace strategy, product detail page optimization, brand storefront experiences, and conversion-focused content execution. Growvana’s platform infrastructure drives operational scalability and retail channel strategy. The engagement represents a comprehensive modernization of the Company’s Amazon commercialization approach, structured to deliver institutional-grade execution aligned with the demands of public-company standards.

“We are excited for what Rebelution and Growvana can help us accomplish through their Amazon prowess and AI-driven technology. They are the option we have been looking for on the Amazon front, and gaining traction and education on the numerous innovations we have and are releasing. Our breakthroughs in NAD optimization and total cellular health—powered by MODS Max—have opened up what we call affordable ground-zero natural health and wellness, and this partnership gives us the infrastructure to bring those innovations to millions of consumers who deserve access to real science-backed solutions.”

— Darren Lopez, CEO, Best 365 Labs / BioScience Health Innovations (OTC: BHIC)

Testosterone Market Disruption

A core component of the Company’s strategy is to disrupt the testosterone marketplace. The global testosterone replacement therapy (TRT) market is valued at $2.13 billion in 2026, projected to reach $2.57 billion by 2031 (3.9% CAGR), with the broader testosterone market, including supplements, approaching $4 billion. The U.S. hormone replacement market is $16.6 billion, projected to reach $30.8 billion by 2035.

The Company has been executing this strategy through its flagship product, NHTO (also marketed as TPrime365), a proprietary 4-in-1 sublingual testosterone formula combining enclomiphene and boron via the MODS Max delivery process. Clinical observations have demonstrated up to a 600% increase in total testosterone and doubled free testosterone levels within 2–4 weeks of use—results that demonstrate the MODS Max process functions as a synergistic enabler for multi-component therapeutic formulations, not merely a bioavailability enhancer.

To date, there have been over 5,000 patient-uses of MODS Max formulations with zero serious adverse events reported. The Company’s approach to testosterone optimization is differentiated by its non-injectable sublingual delivery, its compound formulation strategy, and its affordability relative to traditional TRT protocols—positioning Best 365 Labs as a disruptive participant in a large and growing market.

NAD Approach Validation and Market Opportunity

The Company and its medical director believe they have validated a unique and patent-pending approach to NAD (nicotinamide adenine dinucleotide) restoration through the MODS Max delivery process. NAD is a critical coenzyme involved in cellular energy production, DNA repair, and metabolic function. Scientific research has increasingly identified the natural decline in NAD levels as a root driver of aging and age-related metabolic disorders.

The Company’s NAD formulations—delivered sublingually via MODS Max—achieve significantly enhanced bioavailability compared to conventional oral NAD supplements, which are largely degraded in the digestive tract. This approach represents a meaningful advancement over existing products in the market.

The NAD market represents a significant growth opportunity:

●	Global NAD+ Supplement Market: Valued at approximately $876 million in 2025, projected to reach $1.58 billion by 2035 (6.1% CAGR).

●	Global NAD+ Enhancer Market (Including Therapeutics): Estimated at $5.59 billion in 2025, projected to reach $11.65 billion by 2030 (15.8% CAGR).

●	Comparable Company: Niagen Bioscience (NAGE, formerly ChromaDex), a single-molecule NAD+ company, carries a market capitalization of approximately $390–$812 million with roughly 90 patents focused solely on NAD+. By contrast, Best 365 Labs has NAD+ formulations plus 29 additional formulations and a broader delivery platform.

The Company’s validated NAD approach, combined with the MODS Max delivery advantage, positions Best 365 Labs to capture meaningful share in this rapidly expanding category.

Intellectual Property

The Company continued to strengthen its intellectual property position throughout 2025 and plans to continue this effort through 2026. As of the date of this filing, the Company has six patent applications pending with the U.S. Patent and Trademark Office and internationally, covering the MODS Max delivery process, oral methylene blue stabilization, catalytic compound blends, and nutritional supplement compositions. All applications were prepared by Thorpe North and Western.

In addition, the proposed settlement with Ageless Holdings, LLC is expected to provide the Company with rights to over 30 proprietary formulations spanning peptide delivery, GLP-1 therapeutics, hormonal optimization, and longevity protocols. These formulations—which have not yet been commercialized—represent a deep pipeline of future products protected by the Company’s patent-pending process technology and trade secret manufacturing know-how.

Management believes the combination of patent filings, trade secret manufacturing protections, and the breadth of the formulation portfolio creates a layered IP moat that is difficult for competitors to replicate.

Peptide Reclassification

On February 27, 2026, HHS Secretary Robert F. Kennedy Jr. announced that approximately 14 of 19 Category 2 peptides would be moved back to Category 1, enabling 503A/503B compounding. This development, if formally enacted by the FDA, would directly unlock commercial pathways for at least 9 MODS Max formulations containing BPC-157, TB-500, ipamorelin, CJC-1295, GHK-Cu, MOTS-C, kisspeptin, and epitalon. Official FDA publication of the updated list is pending. This announcement is directly relevant to the 30+ formulations acquired through the Ageless Holdings settlement, many of which contain these peptides.

GLP-1 Oral Delivery

The Company’s proprietary oral delivery system offers a compliant pathway for GLP-1 compound delivery under FDA guidelines by introducing a distinct dosage form that is not “essentially a copy” of existing injectable therapies. The Company is pursuing dual commercialization strategies: (1) immediate compounding opportunities under Section 503A, and (2) the FDA 505(b)(2) approval pathway to leverage existing safety and efficacy data for broader market access.

Patent Pending Product Overview and Update

New U.S. Non-Provisional Patent Application No. 18/931,277 for METHYLTHIONINIUM SALT-CONTAINING COMPOSITIONS AND METHODS, filed on 10/30/2024

New International Patent Application No. PCT/US24/53487 for METHYLTHIONINIUM SALT-CONTAINING COMPOSITIONS AND METHODS, filed on 10/30/2024

New U.S. Non-Provisional Patent Application No.18/931,346 for COMPOSITIONS AND METHOD FOR SUPPORTING MITOCHONDRIAL, file on 10/30/2024

New International Patent Application No.PCT/US24/53490 for COMPOSITIONS AND METHOD FOR SUPPORTING MITOCHONDRIAL, file on 10/30/2024.

New U.S. Provisional Patent Application No. 63/712,895 for TREATMENTS USING METHYLTHIONINIUM SALT, SECONDARY PHYSIOLOGICALLY ACTIVE COMPOUND AND PHYSIOLOGICAL THERAPY, filed on 10/28/2024

New U.S. Non-Provisional Patent Application No.19/371,824 for TREATMENTS USING METHYLTHIONINIUM SALT, LIQUID MINERAL BLENDS, AND/OR SECONDARY PHYSIOLOGICALLYACTIVE COMPOUNDS WITH PHYSIOLOGICAL THERAPIES, filed on 10/28/2025

New U.S. Non-Provisional Patent Application No.19/173,875 for NUTRITIONAL SUPPLEMENT COMPOSITIONS AND METHODS FOR ENHANCING BIOLOGICAL FUNCTIONS, filed on 4/9/2025

New U.S. Provisional Patent Application No.PCT/US26/13809 for NUTRITIONAL SUPPLEMENT COMPOSITIONS AND METHODS FOR ENHANCING BIOLOGICAL FUNCTIONS, filed on 2/4/2026

The above-referenced provisional patent applications were filed in the United States Patent and Trademark Office (“Patent Office”). These were filed for the company by law firm, Thorpe North and Western.

We believe that there are multiple potential patents within this offering. Leadership is exploring potential partnerships and strategic alliances to monetize and capitalize for the stakeholder.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis and results of operations are based upon our accompanying financial statements for the year ended December 31, 2025, which have been prepared in conformity with U.S. generally accepted accounting principles, or U.S. GAAP, and which requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Note 3. Summary of Significant Accounting Policies, to the financial statements included in Part I, Item 1 of this Annual Report on Form 10-K, describes the significant accounting policies and methods used in the preparation of the Company’s financial statements. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. These estimates are the basis for our judgments about the carrying values of assets and liabilities, which in turn may impact our reported revenue and expenses. Our actual results could differ significantly from these estimates under different assumptions or conditions.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

BioScience Health Innovations Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of BioScience Health Innovations Inc. as of December 31, 2025 and 2024, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of BioScience Health Innovations Inc. as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to BioScience Health Innovations Inc. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. BioScience Health Innovations Inc. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters

/s/ Mac Accounting Group & CPAs, LLP

We have served as BioScience Health Innovations Inc.’s auditor since 2022.

Midvale, Utah

March 30, 2026

BIOSCIENCE HEALTH INNOVATIONS INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2025	2024

ASSETS
Current Assets
Cash and cash equivalents	$661,925	$662,517
Accounts receivable, net	399,257	100,285
Inventory	336,348	58,319
Prepaid expense and other current assets	21,341	4,832
Overpayment to related parties	137,718	21,798
Deferred tax asset	2,069	-
Total current assets	1,558,658	847,751
Other Assets
Intangible assets	82,887	26,037
Deposits	4,400	-
Right-of-use asset	61,236	-
Total other assets	148,523	26,037

Total Assets	$1,707,181	$873,788

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$6,274	$8,226
Accrued expenses	7,957	5,993
Income tax payable	79,030	-
Deferred revenue	136,590	24,329
Total current liabilities	229,851	38,548

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock: $0.0001 par value, 5,000,000 shares authorized;	-	-
Series A Convertible Preferred Stock, 1,000,000 designated, 140,000 shares issued and outstanding at December 31, 2025 and 2024	14	14
Common stock: $0.0001 par value, 250,000,000 shares authorized; 10,979,058 shares issued and outstanding at December 31, 2025 and 2024	1,098	4,391
Additional paid-in capital	1,175,211	1,171,918
Accumulated earnings (deficit)	301,007	(341,083)
Total stockholders’ equity (deficit)	1,477,330	835,240
Total Liabilities and Stockholders’ Equity (Deficit)	$1,707,181	$873,788

See accompanying notes to the consolidated financial statements.

BIOSCIENCE HEALTH INNOVATIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2025	2024

Revenues	$5,688,717	$1,844,966
Cost of goods sold	(2,448,000)	(536,078)
Gross Profit	3,240,717	1,308,888

Operating Expenses:
General and administrative expenses	2,206,495	1,146,410
Consulting fees	315,171	75,478
Total Operating Expenses	2,521,666	1,221,888

Income (Loss) from Operations	719,051	87,000

Income tax expense	76,961	-

Net Income (Loss)	$642,090	$87,000

Net income (loss) per common share - basic	$0.06	$0.01
Net income (loss) per common share - diluted	$0.06	$0.01

Weighted average common shares outstanding - basic	10,979,058	10,483,498
Weighted average common shares outstanding - diluted	11,399,058	10,903,498

See accompanying notes to the consolidated financial statements.

BIOSCIENCE HEALTH INNOVATIONS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Series A Convertible				Additional	Accumulated
	Preferred Stock		Common Stock		Paid-in	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total
Balance at December 31, 2023	140,000	$14	10,224,058	$1,022	$420,287	$(428,083)	$(6,760)
Common shares issued for cash	-	-	755,000	76	754,924	-	755,000
Net loss	-	-	-	-	-	87,000	87,000
Balance at December 31, 2024	140,000	14	10,979,058	1,098	1,175,211	(341,083)	835,240
Net income	-	-	-	-	-	642,090	642,090
Balance at December 31, 2025	140,000	$14	10,979,058	$1,098	$1,175,211	$301,007	$1,477,330

See accompanying notes to the consolidated financial statements.

BIOSCIENCE HEALTH INNOVATIONS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2025	2024

Cash Flows From Operating Activities
Net Income (Loss)	$642,090	$87,000
Adjustments to reconcile net loss to net cash used in operating activities
Lease cost, net of repayments	(61,236)	-
Changes in operating assets and liabilities:
Accounts receivable	(298,972)	(63,837)
Inventory	(278,029)	(20,617)
Deferred revenue	112,261	20,380
Deferred tax	(2,069)	-
Accrued expenses	1,964	4,543
Accounts payable	(1,952)	551
Deposits	(4,400)	-
Income tax payable	79,030	-
Prepaid expenses	(16,509)	(4,832)
Net Cash Provided by Operating Activities	172,178	23,188

Cash Flows From Investing Activities
Purchase of intangible assets	(56,850)	(26,037)
Net Cash Used in Investing Activities	(56,850)	(26,037)

Cash Flows From Financing Activities
Advances from related parties	3,046,080	962,848
Repayment to related parties	(3,162,000)	(1,071,720)
Proceeds from the sale of common stock	-	755,000
Net Cash Provided by Financing Activities	(115,920)	646,128

Net Increase in Cash	(592)	643,279
Cash at Beginning of Period	662,517	19,238
Cash at End of Period	$661,925	$662,517

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to the consolidated financial statements.

BIOSCIENCE HEALTH INNOVATIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2025 and 2024

NOTE 1: ORGANIZATION

BioScience Health Innovations Inc. (the “Company”, “us”, “we”) was incorporated in the State of Nevada on July 8, 2019 with the name Nowtransit, Inc. and we changed our name to BioScience Health Innovations Inc. on February 21, 2025. Through March 10, 2023 we had no operations and had not generated any material revenues. Effective March 10, 2023, we closed on a Share Exchange Agreement with Best 365 Labs Inc. (“Best”), a Nevada corporation, wherein we acquired all of the shares of Best and Best became a wholly owned subsidiary of the Company.

Best was incorporated on October 12, 2021 in the State of Nevada. Best sells clinically-tested, affordably priced products to naturally battle the onslaught of bacteria and viruses through online sales and in various other distribution channels in the health and wellness market.

NOTE 2: LIQUIDITY

The consolidated financial statements have been prepared in accordance with US generally accepted accounting principles, which assumes that the Company’s management will evaluate whether it will be able to meet its obligations and continue its operations in the normal course of business.

The Company had net income of $642,090 and $87,000 and positive cash provided by operating activities of $172,178 and $23,188 for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, the Company had net working capital of $1,328,807 and reported cash of $661,925, which management believes is sufficient to meet its obligations over the next year. Further, management expects revenue to grow after the strong growth in 2025 and expects the Company to continue to report cash provided by operating activities. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company determine it shall be unable to continue as a going concern.

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Segment Reporting

The Company operates as a single operating and reportable segment as a retailer selling mental health and general wellness products. Our Chief Executive Officer, who serves as our Chief Operating Decision Maker (“CODM”), evaluates the Company’s financial performance and make resource allocation decisions considering our one geographical area and on a consolidated basis. Accordingly, the CODM considers the revenue, operating expenses, and other income (expenses) of our single operating segment as reported on the statement of operations and considers our current and total assets as recorded on the balance sheet. There are no additional expense or asset information that are supplemental to those disclosed in these consolidated financial statements that are regularly provided to the CODM.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks and any highly liquid investments with a maturity of three months or less to the extent the funds are not being held for investment purposes. As of December 31, 2025 and 2024, the Company had no cash equivalents.

The Company maintains three accounts at Wells Fargo Bank. Accounts at this institution are insured by the Federal Deposit Insurance Corporation up to $250,000. As of December 31, 2025, the Company has balances of $161,814 in excess of this limit.

Accounts Receivable and Allowance for Doubtful Accounts

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. The Company records an allowance for doubtful accounts that is based on historical trends, customer knowledge, any known disputes, and considers the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Accounts and receivables are written off against the allowance after all attempts to collect a receivable have failed. As of December 31, 2025, 2024, and 2023 the Company had accounts receivable of $399,257, $100,285, and $36,448, respectively. As of December 31, 2025, 2024, and 2023, the allowance for doubtful accounts was $0 and the Company recorded no bad debt during the years then ended.

Inventory

The Company’s inventory is recognized in accordance with Accounting Standards Codification (“ASC”) 303. The Company uses the lower of cost (determined using the first-in, first-out method) or net realizable value for valuing inventories. As of December 31, 2025 and 2024 the Company had $336,348 and $58,319 of finished goods on hand, respectively.

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

The provision for income taxes at the expected combined effective tax rate of approximately 26% is as follows:

	12/31/2025	12/31/2024
Tax at statutory rate	$189,022	$24,178
Accrued consulting expenses	(2,069)	(1,558)
Net operating loss carryforward	(109,992)	-
Change in valuation allowance	-	(22,620)
Tax Provision	$76,961	$-

Deferred income assets on December 31, 2025 and 2024 consisted of the following temporary differences and Carry-forward items:

	12/31/2025	12/31/2024
Net Operating Loss Carryforwards	$-	$108,434
Accrued consulting expenses	2,069	1,558
Valuation allowance	-	(109,992)
Net Deferred tax asset	$2,069	$-

The Company has maintained a full valuation allowance against the total deferred tax assets due to the uncertainty of future utilization.

As of December 31, 2025 and 2024, the Company had net federal and state net operating loss carry forwards of $0 and $423,046, respectively, that may be used to offset future taxable income.

Revenue Recognition

The Company’s revenue is recognized in accordance with Accounting Standards Codification 606 and sells products in the immune health supplement market. The Company’s performance obligation is to deliver product to customers therefore revenue is recognized once delivery occurs. Customers will remit payment at the time of order placement, therefore payment received by the Company prior to product delivery is recorded as deferred revenue. As of December 31, 2025, 2024, and 2023 deferred revenue was $136,590, and $24,329 and $3,949 respectfully. As of December 31, 2025 and 2024 no provision has been made for any return or refund obligations.

Advertising Costs

Advertising costs are expensed as incurred. During the year ended December 31, 2025 and 2024, the Company incurred advertising costs of $348,060 and $132,716, respectively.

Research and Development

The Company charges research and development costs to expense when incurred. During the year ended December 31, 2025 and 2024, the Company incurred $161,353 and $25,908 in research and development expenses, respectively.

Intangible Assets

The Company accounts for its intangible assets in accordance with ASC 350. Costs incurred to renew or extend the term of intangible assets are expensed as incurred. As of December 31, 2025, the Company had incurred $82,887 to file certain patent applications that showcase the Company’s innovative approach to health and wellness solutions. The patent costs were capitalized and will be amortized on a straight-line basis over its estimated useful life once the patents are granted. During the year ended December 31, 2025 and 2024 no amortization expense was recorded as the patents were still pending. Amortization expense of $4,144 is expected for each of the years ended December 31, 2027 and beyond.

As of December 31, 2025 the Company’s patent applications include the following:

Patent Pending Product Overview and Update

New U.S. Non-Provisional Patent Application No. 18/931,277 for METHYLTHIONINIUM SALT-CONTAINING COMPOSITIONS AND METHODS, filed on 10/30/2024

New International Patent Application No. PCT/US24/53487 for METHYLTHIONINIUM SALT-CONTAINING COMPOSITIONS AND METHODS, filed on 10/30/2024

New U.S. Non-Provisional Patent Application No.18/931,346 for COMPOSITIONS AND METHOD FOR SUPPORTING MITOCHONDRIAL, file on 10/30/2024

New International Patent Application No.PCT/US24/53490 for COMPOSITIONS AND METHOD FOR SUPPORTING MITOCHONDRIAL, file on 10/30/2024.

New U.S. Provisional Patent Application No. 63/712,895 for TREATMENTS USING METHYLTHIONINIUM SALT, SECONDARY PHYSIOLOGICALLY ACTIVE COMPOUND AND PHYSIOLOGICAL THERAPY, filed on 10/28/2024

New U.S. Non-Provisional Patent Application No.19/371,824 for TREATMENTS USING METHYLTHIONINIUM SALT, LIQUID MINERAL BLENDS, AND/OR SECONDARY PHYSIOLOGICALLYACTIVE COMPOUNDS WITH PHYSIOLOGICAL THERAPIES, filed on 10/28/2025

New U.S. Non-Provisional Patent Application No.19/173,875 for NUTRITIONAL SUPPLEMENT COMPOSITIONS AND METHODS FOR ENHANCING BIOLOGICAL FUNCTIONS, filed on 4/9/2025

New U.S. Provisional Patent Application No.PCT/US26/13809 for NUTRITIONAL SUPPLEMENT COMPOSITIONS AND METHODS FOR ENHANCING BIOLOGICAL FUNCTIONS, filed on 2/4/2026

Impairment of Long-Lived Assets

The Company applies the provisions of ASC 360, where applicable, to all long-lived assets and periodically evaluates the carrying value of long-lived assets to be held and used for impairment. Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. When long-lived assets are sold or retired, the related cost and accumulated depreciation or amortization are removed from the accounts and any gain or loss is included in the results of operations. During the year ended December 31, 2025 and 2024, the Company recorded no impairment expense for their long-lived assets.

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

On December 1, 2025, we entered a 15-month rental arrangement for our office and inventory space, at which time we paid for the lease in full with a single payment of $65,610. Because there were no future lease payments to be made, we recorded an ROU asset at lease commencement for the value of the prepayment of $65,610 and had no lease liability to record.  Before December 1, 2025, the Company had a month-to-month rental agreement. The Company recorded rent expense of $23,124 and $17,220 for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, the weighted average remaining lease term was 14 months.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, preferred stock conversions, stock options and warrants. As of December 31, 2025 and 2024 there were dilutive securities of 420,000 for the conversion of Series A preferred stock that were included in the calculation of diluted net loss per common share.

Recent Accounting Pronouncements

The Company has reviewed all the recent accounting pronouncements issued to date of the issuance of these financial statements and has determined that there have been no standards that had, or will have, a material impact on its consolidated financial statements.

NOTE 4: RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. Amounts represent advances or amounts paid in satisfaction of liabilities.

During the year ended December 31, 2025 the Company purchased $2,665,950 worth of inventory from Ageless Holdings, LLC (“Holdings”), an entity owned and controlled by the Company’s members of management and board of directors. Additionally, the Company received $380,130 worth of advances from Holdings and other entities owned and controlled by the Company’s members of management and the board of directors to pay for operating expenses and services received and the Company paid back $3,162,000 of the advances which included an overpayment of $137,717 as of December 31, 2025.

During the year ended December 31, 2024 the Company purchased $444,785 worth of inventory from Holdings and the Company received $518,063 worth of advances from Holdings and Global and other entities owned and controlled by the Company’s members of management and the board of directors to pay for operating expenses and the Company paid back $1,071,720 of the advances, which included an overpayment of $21,798 as of December 31, 2024.

NOTE 5: EQUITY

Common Stock

The Company has 250,000,000, $0.0001 par value shares of voting common stock authorized.

During the year ended December 31, 2025, the Company did not issue any common or preferred shares.

On September 10, 2025, the Company filed a change in the articles of incorporation and increased the voting common stock from 75,000,000 to 250,000,000. In addition, the Company completed a 1 for 4 reverse common stock split, decreasing the number of voting common stock outstanding from 43,916,221 to 10,979,058. All share numbers presented in these consolidated financial statements have been retroactively adjusted for the stock split.

During the year ended December 31, 2024, the Company issued 755,000 common shares for cash proceeds of $755,000

As of December 31, 2025 and December 31, 2024, the Company had 10,979,058 shares of common stock issued and outstanding, respectfully.

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

During the year ended December 31, 2025 and 2024 there were no issuances of preferred stock. As of December 31, 2025 and 2024, the Company had 140,000 shares of Series A Convertible Preferred Stock outstanding.

NOTE 6: SUBSEQUENT EVENTS

The Company has evaluated all events that occur after the balance sheet date through March 30, 2026, the date when the financial statements were available to be issued, to determine if they must be reported. Management of the Company determined that there are no material subsequent events to be disclosed other than those described below.

Subsequent to December 31, 2025, the Company received $3,509 worth of advances from related party entities owned and controlled by the Company’s members of management and the board of directors to pay for operating expenses. The Company paid $150,000 to the related party resulting in an overpayment of $284,209 as of March 30, 2026.

After the Company filed a Form 1-A, regulation A offering statement, the Company started receiving funds from investors in March of 2026. As of March 30, 2026, the Company has received $388,067 and issued 388,067 common shares.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) (“COSO”).

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of December 31, 2025, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the material weaknesses described below. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, in its assessment of the effectiveness of internal control over financial reporting as of December 31, 2025, the Company’s management determined that there were control deficiencies resulting in the following material weaknesses.

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

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control—Integrated Framework issued by COSO. We plan to rectify these weaknesses by implementing an independent Board of Directors, establishing written policies and procedures for our internal control of financial reporting, and hiring additional accounting personnel at such time as we have sufficient funding to do so.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2025, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Directors and Executive Officers

The name, address and position of our present officers and directors are set forth below:

Name and Address of Executive Officer and/or Director	Age	Position

Darren Lopez 14857 South Concord Park Drive Bluffdale, UT 84065	49	CEO, Chairman of the Board, and President
John Chymboryk 14857 South Concord Park Drive Bluffdale, UT 84065	71	Chief Financial Officer and Director
Dan Schmidt 14857 South Concord Park Drive Bluffdale, UT 84065	61	Chief Technology Officer
Justin Earl 2825 East Cottonwood Parkway Suite 500 - #5130 Salt Lake City, UT 84121	50	Director

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

Item 11. Executive Compensation

Compensation of Executive Officers

The Company has paid the following compensation to its current or prior executive officers for the fiscal years ended December 31, 2025 and December 31, 2024:

	Year Ended December 31,
Officer	2025	2024
Darren Lopez, CEO, Chairman of the Board, and President	$188,000	$120,000
John Chymboryk, Chief Financial Officer	$166,900	$70,400
Dan Schmidt, Chief Technology Officer and Director	$170,300	$119,653
Justin Earl, Director	$-	$-

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2025, none of our named executive officers held any unexercised options, stock awards that have not vested, or other equity incentive plan awards.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows the beneficial ownership of our common stock as of December 31 2025, held by (i) each person known to us to be the beneficial owner of more than five percent (5%) of our common stock; (ii) each director; (iii) each executive officer; and (iv) all directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting power and/or investment power with respect to the securities held.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned (1)	% of Shares of Common Stock Beneficially Owned (1)

Ageless Holdings LLC – 3936 West Sugar Beet Dr, West Valley, UT 84120	1,799,063	16.39%
Darren Lopez, CEO, Chairman of the Board, and President – 14857 South Concord Park Drive, Bluffdale, UT 84065	2,908,751	26.49%
Dan Schmidt, Chief Technology Officer – 14857 South Concord Park Drive, Bluffdale, UT 84065	1,000,000	9.11%
Justin Earl, Director – 2825 E Cottonwood Parkway, Suite 500, SLC, UT 84121	700,000	6.38%
John Chymboryk, Chief Financial Officer – 14857 South Concord Park Drive, Bluffdale, UT 84065	443,750	4.04%

(1)	Applicable percentages are based on 10,979,058 shares of common stock outstanding as of December 31, 2025. The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 and 13d-5 of the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under SEC rules, a person is considered a “beneficial owner” of a security if that person has or shares power to vote or direct the voting of such security or the power to dispose of such security. A person is also considered to be a beneficial owner of any securities of which the person has a right to acquire beneficial ownership within 60 days.
(2)	Amount here includes 1,109,688 shares held by Mr. Lopez as an individual and 1,799,063 shares held by Ageless Holdings LLC, which Mr. Lopez owns and controls.

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

During the year ended December 31, 2025 the Company purchased $2,665,950 worth of inventory from Ageless Holdings, LLC (“Holdings”), entities owned and controlled by the Company’s members of management and board of directors. Additionally, the Company received $380,130 worth of advances from Holdings and other entities owned and controlled by the Company’s members of management and the board of directors to pay for operating expenses and services received and the Company paid back $3,162,000 of the advances which included an overpayment of $137,717 as of December 31, 2025.

During the year ended December 31, 2024 the Company purchased $444,785 worth of inventory from Holdings and the Company received $518,063 worth of advances from Holdings and Global and other entities owned and controlled by the Company’s members of management and the board of directors to pay for operating expenses and the Company paid back $1,071,720 of the advances, which included an overpayment of $21,798 as of December 31,2024.

Item 14. Principal Accountant Fees and Services

The following table shows the fees paid to our principal accountant for the fiscal years ended December 31, 2025 and 2024.

	Fiscal Year Ended December 31, 2025	Fiscal Year Ended December 31, 2024
Audit Fees (1)	$54,750	$48,000
Audit Related Fees (2)	-	-
Tax Fees (3)	-	-
All Other Fees (4)	3,250	-
Total	$58,000	$48,000

(1)	Audit fees consist of fees incurred in connection with the audit of our annual financial statements and the review of the interim financial statements included in our quarterly reports filed with the SEC.
(2)	Audit Related Fees consist of the aggregate fees billed for professional services rendered for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and were not otherwise included in Audit Fees.
(3)	Tax Fees consist of the aggregate fees billed for professional services rendered for tax compliance, tax advice and tax planning. Included in such Tax Fees are fees for preparation of our tax returns and consultancy and advice on other tax planning matters.
(4)	All Other Fees consist of the aggregate fees billed for products and services provided and not otherwise included in Audit Fees, Audit Related Fees or Tax Fees. Included in such Other Fees are fees for services rendered in connection with any private and public offerings or registration statements conducted during such periods.

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

During the year 2024, the Company issued 755,000 common shares for cash proceeds of $755,000.

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

Bioscience Health Innovations Inc.

Dated: March 30, 2026	By:	/s/ Darren Lopez
Darren Lopez
Chief Executive Officer, Chairman of the Board, and President
(Principal Executive Officer)

Dated: March 30, 2026	By:	/s/ John Chymboryk
John Chymboryk
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Darren Lopez	Principal Executive Officer	March 30, 2026
Darren Lopez