Form 10-Q
period 2026-03-31
BioScience Health Innovations, Inc.
filed 2026-05-11
CIK 1784440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the practicable date:

Class	Outstanding as of May 8, 2026
Common Stock: $0.0001 par value	11,416,125

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

While the information presented in the accompanying financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”). In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. These financial statements should be read in conjunction with the Company’s December 31, 2025 audited financial statements and notes thereto. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that can be expected for the year ending December 31, 2026.

BIOSCIENCE HEALTH INNOVATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,145,005	$661,925
Accounts receivable, net	78,278	399,257
Inventory	874,340	336,348
Prepaid expense	95,146	21,341
Overpayment to related parties	-	137,718
Deferred tax asset	2,069	2,069
Total current assets	2,194,838	1,558,658
Other Assets
Intangible assets	82,887	82,887
Deposits	4,400	4,400
Right -of-use asset	48,114	61,236
Total other assets	135,401	148,523

Total Assets	$2,330,239	$1,707,181

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$6,787	$6,274
Accrued expenses	22,781	7,957
Income tax payable	79,030	79,030
Deferred revenue	76,749	136,590
Note payable	460,402	-
Total current liabilities	645,749	229,851

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock: $0.0001 par value, 5,000,000 shares authorized;
Series A Convertible Preferred Stock, 1,000,000 designated, 140,000 shares issued and outstanding at March 31, 2026 and December 31, 2025	14	14
Common stock: $0.0001 par value, 250,000,000 shares authorized; 11,416,125 and 10,979,058 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	1,142	1,098
Additional paid-in capital	1,612,234	1,175,211
Accumulated earnings (deficit)	71,100	301,007
Total stockholders’ equity (deficit)	1,684,490	1,477,330
Total Liabilities and Stockholders’ Equity (Deficit)	$2,330,239	$1,707,181

See accompanying notes to the unaudited condensed consolidated financial statements.

BIOSCIENCE HEALTH INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2026	2025

Revenues	$750,946	$1,227,070
Cost of goods sold	(265,350)	(330,925)
Gross Profit	485,596	896,145

Operating Expenses:
General and administrative expenses	625,809	433,561
Consulting fees	89,694	35,786
Total Operating Expenses	715,503	469,347

Income (Loss) from Operations	(229,907)	426,798

Income tax expense	-	-

Net Income (Loss)	$(229,907)	$426,798

Net income (loss) per common share - basic	$(0.02)	$0.01
Net income (loss) per common share - diluted	$(0.02)	$0.01

Weighted average common shares outstanding - basic	11,376,802	43,916,221
Weighted average common shares outstanding - diluted	11,376,802	44,336,221

See accompanying notes to the unaudited condensed consolidated financial statements.

BIOSCIENCE HEALTH INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Unaudited)

	Series A Convertible				Additional	Accumulated
	Preferred Stock		Common Stock		Paid-in	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total
Balance at December 31, 2024	140,000	$14	10,979,058	$1,098	$1,175,211	$(341,083)	$835,240
Net loss	-	-	-	-	-	426,798	426,798
Balance at March 31, 2025	140,000	$14	10,979,058	$1,098	$1,175,211	$85,715	$1,262,038

Balance at December 31, 2025	140,000	$14	10,979,058	$1,098	$1,175,211	$301,007	$1,477,330
Common shares issued for cash	-	-	437,067	44	437,023	-	437,067
Net loss	-	-	-	-	-	(229,907)	(229,907)
Balance at March 31, 2026	140,000	$14	11,416,125	$1,142	$1,612,234	$71,100	$1,684,490

See accompanying notes to the unaudited condensed consolidated financial statements.

BIOSCIENCE HEALTH INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2026	2025

Cash Flows From Operating Activities
Net Income (Loss)	$(229,907)	$426,798
Adjustments to reconcile net income (loss) to net cash used in operating activities
Lease cost, net of repayments	13,122	-
Changes in operating assets and liabilities:
Accounts receivable	320,979	6,836
Inventory	(537,992)	(157,377)
Deferred revenue	(59,841)	25,709
Accrued expenses	14,824	14,757
Accounts payable	513	8,189
Prepaid expenses	(73,805)	3,397
Net Cash Provided by (Used in) Operating Activities	(552,107)	328,309

Cash Flows From Investing Activities
Purchase of intangible assets	-	(30,000)
Net Cash Used in Investing Activities	-	(30,000)

Cash Flows From Financing Activities
Advances from related parties	748,120	589,516
Repayment to related parties	(150,000)	(522,000)
Proceeds from the sale of common stock	437,067	-
Net Cash Provided by Financing Activities	1,035,187	67,516

Net Increase in Cash	483,080	365,825

Cash at Beginning of Period	661,925	662,517
Cash at End of Period	$1,145,005	$1,028,342

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activities:
Note payable issued for related party debt	$460,402	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

BIOSCIENCE HEALTH INNOVATIONS INC (FORMALY KNOWN AS NOWTRANSIT INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

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

Note 2 - Liquidity

The condensed consolidated financial statements have been prepared in accordance with US generally accepted accounting principles, which assumes that the Company’s management will evaluate whether it will be able to meet its obligations and continue its operations in the normal course of business.

The Company had net income of $642,090 and positive cash provided by operating activities of $172,178 for the year ended December 31, 2025. While the Company had a net loss of $229,907 during the three months ended March 31, 2026, they recorded accumulated earnings of $71,100, had net working capital of $1,549,089, and reported cash of $1,145,005 as of March 31, 2026, which management believes is sufficient to meet its obligations over the next year. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company determine it shall be unable to continue as a going concern.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks and any highly liquid investments with a maturity of three months or less to the extent the funds are not being held for investment purposes. As of March 31, 2026 and December 31, 2025, the Company had no cash equivalents.

The Company maintains four accounts at Wells Fargo Bank. Accounts at this institution are insured by the Federal Deposit Insurance Corporation up to $250,000. As of March 31, 2026 the Company has balances of $644,904 in excess of this limit.

Accounts Receivable and Allowance for Doubtful Accounts

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. The Company records an allowance for doubtful accounts that is based on historical trends, customer knowledge, any known disputes, and considers the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Accounts and receivables are written off against the allowance after all attempts to collect a receivable have failed. As of March 31, 2026 and December 31, 2025, the allowance for doubtful accounts was $0.

Inventory

The Company’s inventory is recognized in accordance with Accounting Standards Codification (“ASC”) 303. The Company uses the lower of cost (determined using the first-in, first-out method) or net realizable value for valuing inventories. As of March 31, 2026 and December 31, 2025, the Company had $438,563 and $336,348 of finished goods on hand, respectively. And on March 31, 2026 and December 31, 2025, the Company had $435,777 and $0 of raw materials on hand respectively

Income Taxes

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

Revenue Recognition

The Company’s revenue is recognized in accordance with Accounting Standards Codification 606 and the Company sells products in the immune health supplement market. The Company’s performance obligation is to deliver product to customers therefore revenue is recognized once delivery occurs. Customers that are end users of the Company’s products will generally remit payment at the time of order placement, therefore payment received by the Company prior to product delivery is recorded as deferred revenue. Customers that are resellers of the Company’s products are offered credit terms and generally pay within 30-60 days. As of March 31, 2026 and December 31, 2025 deferred revenue was $76,749 and $136,590, respectively. Shipping and handling costs that occur are paid by the customer and is not recorded as revenue. The Company has a policy to provide a refund on any product returned by the customer and refunds are recorded as a reduction in revenue. Refunds have been minimal to date.

Advertising Costs

Advertising costs are expensed as incurred. During the three months ended March 31, 2026 and 2025, the Company incurred advertising costs of $107,572 and $67,526, respectively.

Research and Development

The Company charges research and development costs to expense when incurred. During the three months ended March 31, 2026 and 2025, the Company incurred $49,722 and $37,540 in research and development expenses, respectively.

Intangible Assets

The Company accounts for its intangible assets in accordance with ASC 350. Costs incurred to renew or extend the term of intangible assets are expensed as incurred. As of the three months ended March 31, 2026, the Company incurred $82,887 to file certain patent applications that showcase the Company’s innovative approach to health and wellness solutions. The patent costs were capitalized and will be amortized on a straight-line basis over its estimated useful life once the patents are granted. During the year ended December 31, 2025 and 2024 no amortization expense was recorded as the patents were still pending. Amortization expense of $4,144 for each year ended December 31, 2027 and beyond.

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

Impairment of Long-lived Assets

The Company applies the provisions of ASC 360, where applicable, to all long-lived assets and periodically evaluates the carrying value of long-lived assets to be held and used for impairment. Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. When long-lived assets are sold or retired, the related cost and accumulated depreciation or amortization are removed from the accounts and any gain or loss is included in the results of operations. During the three months ended March 31, 2026 and 2025, the Company recorded no impairment expense for their long-lived assets.

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

On December 1, 2025, we entered a 15-month rental arrangement for our office and inventory space, at which time we paid for the lease in full with a single payment of $65,610. Because there were no future lease payments to be made, we recorded an ROU asset at lease commencement for the value of the prepayment of $65,610 and had no lease liability to record. Before December 1, 2025, the Company had a month-to-month rental agreement. The Company recorded rent expense of $13,122 and $4,305, during the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, the weighted average remaining lease term was 11 months.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants. As of March 31, 2026 and 2025 there were dilutive securities of 420,000 for the conversion of Series A Convertible Preferred Stock. These potentially dilutive securities were not included in the calculation of diluted net loss per common share at March 31, 2026 because they were antidilutive, therefore as of March 31, 2026, basic and diluted weighted average common shares outstanding and net loss per common share are the same.

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

Note 4 - Related Party Transactions

During the three months ended March 31, 2025 the Company purchased $456,556 worth of inventory from Ageless Holdings, LLC (“Holdings”), entity owned and controlled by the Company’s members of management and board of directors. Additionally, the Company received $132,960 worth of advances from Holdings to pay for operating expenses and the Company paid back $522,000 of the advances.

During the three months ended March 31, 2026 the Company purchased $745,060 worth of inventory from Holdings, received $3,059 worth of advances from Holdings to pay for operating expenses, and paid back $150,000 of the advances. Additionally, during the first quarter of 2026 the Board of Directors decided to finalize a settlement agreement with Holdings and entered into a promissory note on March 28, 2026 for $460,402, which was equal to the amount owed to them as of that date. The note carries an interest rate of 7% per annum, can be prepaid at any time without penalty, and matures on December 31, 2026.

Note 5 - Equity

Common Stock

The Company has 250,000,000, $0.0001 par value shares of voting common stock authorized.

During the three months ended March 31, 2026, the Company issued 437,067 shares in common stock for cash proceeds of $437,067.

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

During the three months ended March 31, 2025, there were no issuances of common stock.

As of March 31, 2026 and December 31, 2025, the Company had 11,416,125 and 10,979,058 shares of common stock issued and outstanding, respectively.

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

During the three months ended March 31, 2026 and 2025 there were no issuances of preferred stock. As of March 31, 2026 and December 31, 2025, the Company had 140,000 shares of Series A Convertible Preferred Stock outstanding.

Note 6 - Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through April 28, 2026, the date when the financial statements were available to be issued, to determine if they must be reported. Management of the Company determined that there are no material subsequent events to be disclosed other than those described below.

Subsequent to March 31, 2025, the Company issued 300,639 shares in common stock for cash proceeds of $300,639.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis and results of operations are based upon our accompanying financial statements for the three months ended March 31, 2026, which have been prepared in conformity with U.S. generally accepted accounting principles, or U.S. GAAP, and which requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Note 3. Summary of Significant Accounting Policies, to the financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, describes the significant accounting policies and methods used in the preparation of the Company’s financial statements. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. These estimates are the basis for our judgments about the carrying values of assets and liabilities, which in turn may impact our reported revenue and expenses. Our actual results could differ significantly from these estimates under different assumptions or conditions.

Results Of Operations

THREE MONTHS ENDED MARCH 31, 2026 COMPARED TO MARCH 31, 2025

Our net loss for the three months ended March 31, 2026 was $229,907 compared to a net income of $426,798 during the three months ended March 31, 2025. The Company has generated revenue of $750,946 and $1,227,070 during the three months ended March 31, 2026 and 2025, respectively. This change is a result of adjustments in the Company’s sales channels. The Company retained a new Amazon distributor to improve sales in this area and is transitioning to a more targeted marketing strategy with a focus on specific key areas. The Company had expected a significant order from a major Co-brand customer, but due to unforeseen events the order was rescheduled to the second quarter. Expenses incurred were general administrative expenses of $625,809 and consulting expenses of $89,694 during the three months ended March 31, 2026, compared to $433,561 and $35,786 during the three months ended March 31, 2025. Consulting expenses increased as a result of the Company applying to move from the OTC (Over-the-Counter) market to a senior exchange. In addition, wage expenses have increased along with an increase in accounting due to an upgrade in the accounting system. Management is still confident in reaching the projected year over year growth.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2026, our total assets were $2,330,239, consisting of cash, accounts receivable, inventory, prepaid expenses, right-of-use assets, deposits, and intangible assets. The Company’s net working capital was $1,549,089 and management believes that its cash balance of $1,145,005 as of March 31, 2026 is sufficient to meet its obligations over the next year

Cash Flows from Operating Activities

We have generated negative cash flows from operating activities. For the three months ended March 31, 2026, net cash flows used in operating activities was $552,107, consisting of our net loss of $229,907 plus changes in operating activities of $322,200. For the three months ended March 31, 2025, net cash flows providing in operating activities was $328,309, consisting of our net income of $426,798 offset by changes in operating activities of $98,489.

Cash Flows from Investing Activities

For the three months ended March 31, 2026, we had no cash flows used in or provided by investing activities. For the three months ended March 31, 2025, we had net cash used in investing activities of $30,000 in connection with the purchase of intangible assets.

Cash Flows from Financing Activities

For the three months ended March 31, 2026, net cash flows provided by financing activities was $1,035,187, consisting of $748,120 in advances from related parties and $437,067 of cash acquired for selling common stock, offset by repayments to related parties of $150,000. For the three months ended March 31, 2025, net cash flows provided by financing activities was $67,516, consisting of advances from related parties of $589,516 offset by repayments to related parties of $522,000.

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

Management Discussion and Analysis

BioScience Health Innovations Inc., through its wholly owned subsidiary Best 365 Labs, Inc., is a biotech and nutraceutical company focused on cellular health optimization, testosterone replacement therapy, and advanced nutrient delivery systems. The Company’s proprietary MODS Max (Mineral Oxide Delivery System) process dramatically enhances the bioavailability of peptides, vitamins, amino acids, and other bioactive compounds through a patent-pending mechanism that uses mineral oxychlorides to generate microdose reactive oxygen species (ROS), transiently opening tight junctions in mucosal membranes.

The Company operates from its headquarters in Bluffdale, Utah, manufactures non-prescription products through CGMP-compliant facilities, and maintains several 503A pharmacy relationships for the production of prescription-related products. BHIC is actively working toward establishing its own 503A compounding facility. The Company sells products through five established revenue channels: direct-to-consumer (website), TPrime365 subscription program, Amazon, B2B wholesale (TWC), and strategic partnerships (including the Dwayne Deal).

Three Core Value Drivers

1. Testosterone/Hormonal Optimization (NHTO)

a)	Flagship product: TPrime365 (MODS Max Gold) — a 4-in-1 sublingual testosterone optimizer containing Enclomiphene (25mg), Spermidine (10mg), Boron (10mg), and Vitamin C (10mg)

b)	Non-injectable sublingual delivery via MODS Max process

c)	Up to 600% testosterone increase documented in 24 weeks

d)	5,000+ patient-uses with zero serious adverse events

e)	Licensed physician consultation included via HappyMD partnership

f)	TRT Market: $2.1B (2026), projected $2.6B by 2031

2. NAD+ / Cellular Health

a)	Patent-pending NAD+ restoration approach achieving 60–90% bioavailability vs. 10–20% conventional oral

b)	Product lines: NAD+PQQ Boost, UCOS (Ultimate Cellular Optimization System), Triple

c)	Power Methylene Blue, Renew365, MitoBoost Ultra, NeuroPro Plus, NeuroPro Memory, Brain Fog Support, ADHD 365, Metabolism+

d)	Standard Packs: Chronic Fatigue Fighter, Concussion Recovery Support, Focus & Attention, Longevity & Vitality, Memory & Longevity, Mood Support, Premium Energy, Women’s Health

e)	Immune health products: Be-OnGuard Nasal Spray, Mouth Spray

f)	Comparables: NAGE (ChromaDex) at $390–$812M market cap with ~90 patents

g)	NAD+ Market: $5.6B (2025), projected $11.7B by 2030

3. Platform Licensing / Peptide Delivery

a)	MODS Max enables oral delivery of peptides previously requiring injection (BPC-157, GHK Cu, TB-500, Thymosin Alpha-1, AOD-9604, CJC-1295, and others)

b)	503A pharmacy partner pathway and 505(b)(2) regulatory strategy, with BHIC working toward establishing its own 503A facility

c)	30+ proprietary MODS Max formulations in pipeline

d)	FDA Peptide Reclassification Catalyst (February 27, 2026): On February 27, 2026, HHS Secretary Robert F. Kennedy Jr. announced on The Joe Rogan Experience that approximately 14 of the 19 peptides placed on the FDA’s Category 2 restricted list in late 2023 will be moved back to Category 1. As of April 2026, the FDA is expected to formally implement this reclassification imminently, per Reuters and the New York Times. Category 1 status would allow licensed 503A compounding pharmacies to legally prepare these peptides under valid physician prescriptions. This directly expands BHIC’s addressable market through its 503A compounding facility and MODS Max oral delivery platform.

4. Peptides Expected to Return to Category 1

a)	BPC-157 — Tissue repair, gut health

b)	Thymosin Alpha-1 (Tα1) — Immune modulation

c)	AOD-9604 — Fat metabolism

d)	GHK-Cu — Skin regeneration, wound healing

e)	CJC-1295 — Growth hormone signaling

f)	Ipamorelin — Growth hormone stimulation

g)	TB-500 / Thymosin Beta-4 Fragment (LKKTETQ) — Tissue regeneration

h)	Selank Acetate (TP-7) — Cognitive enhancement, anti-anxiety

i)	Semax — Neuroprotection

j)	KPV — Anti-inflammatory

k)	MOTS-C — Metabolic regulation

l)	Melanotan II — Skin pigmentation

m)	PEG-MGF — Muscle repair

n)	DSIP (Emideltide) — Sleep regulation

5. Why This Is Material for BHIC

a)	BHIC’s MODS Max process converts injection-only peptides to oral delivery — the reclassification creates immediate commercial opportunity for oral peptide products that were previously illegal to compound

b)	BHIC’s established 503A pharmacy relationships position the Company to compound these peptides immediately upon reclassification, and BHIC’s planned proprietary 503A facility will provide additional in-house compounding capability

c)	BHIC’s GLOW Recover Peptide product (containing GHK-Cu, BPC-157, and TB-500) is directly aligned with compounds expected to return to Category 1

d)	30+ MODS Max formulations in pipeline can target these newly accessible compounds

e)	First-mover advantage: BHIC’s oral delivery capability provides differentiation vs. injection-only competitors

f)	The reclassification expands the total addressable peptide wellness and therapeutic market, which intersects with the GLP-1 market projected at $130B by 2030

g)	Important caveat: Category 1 reclassification does not constitute FDA approval; peptides remain o-label therapeutics requiring physician prescription and supervision; formal rulemaking by the FDA has not yet been published as of April 2026

h)	GLOW Recover Peptide: Contains 150mg GHK-Cu, 10mg BPC-157, 10mg TB-500

i)	Comparable transactions: Merck paid $493M for Cyprumed (oral peptide delivery); L’Catterton acquired Thorne for $680M

j)	GLP-1 Market: $130B by 203

6. Shipping and Fulfillment Operations

Best 365 Labs fulfills substantially all customer and wholesale orders directly from its Bluffdale, Utah facility, where the Company maintains in-house control over inventory management, order processing, packaging, and outbound logistics. The only exception is compounded preparations produced through the Company’s 503A pharmacy partners, which are dispensed and shipped directly from those licensed partner pharmacies in accordance with applicable state and federal regulations governing patient-specific compounded products. All other Best 365 Labs products ship from the Bluffdale location. By operating fulfillment internally rather than outsourcing to third-party logistics providers, the Company is able to enforce consistent quality assurance standards, protect product integrity through proper handling and storage conditions, and maintain real-time visibility into inventory levels and shipment status. Orders are typically processed and shipped within one to two business days of receipt, with tracking information provided to customers upon dispatch. The Bluffdale facility ships nationwide via established carrier partnerships, and the Company continually evaluates carrier performance, packaging materials, and routing to optimize transit times and minimize damage in transit. Management believes that direct-from-facility fulfillment is a meaningful component of the customer experience and a competitive differentiator. Taking pride in every order shipped, the Company’s fulfillment team is committed to ensuring that each consumer and wholesale partner receives accurate, properly packaged, and timely shipments, reinforcing brand trust and supporting customer retention. The Company expects to continue investing in fulfillment infrastructure, staffing, and process improvements at the Bluffdale location as order volume scales.

Strategic Acquisitions:

We will evaluate strategic partnerships or acquisitions that align with our vision and provide value to stakeholders.

Leadership & Governance Enhancements

Management is actively working to strengthen leadership by adding two independent directors prior to a Nasdaq uplist.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2026 (the “Evaluation Date”), the Company’s management evaluated, with participation of its principal executive officer, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Company’s principal executive officer concluded that the Company’s disclosure controls and procedures were ineffective as of March 31, 2026.

Management assessed the effectiveness of its internal control over financial reporting as of the Evaluation Date based on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. The material weaknesses identified during management’s assessment were (i) a lack of sufficient internal accounting resources; (ii) a lack of segregation of duties to ensure adequate review of financial statement preparation, (iii) lack of an independent board of directors or audit committee, and (iv) lack of written documentation of our internal control policies and procedures. In light of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting at the Evaluation Date. We plan to rectify these weaknesses by establishing written policies and procedures for our internal control of financial reporting and hiring additional accounting personnel at such time as we raise sufficient capital to do so. There were no changes in controls during the quarter ended March 31, 2026.

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

Item 2. Unregistered Sales Of Equity Securities and Use Of Proceeds

During the three months ended March 31, 2026, the Company issued 437,067 shares in common stock for cash proceeds of $437,067.

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

BioScience Health Innovations Inc.

Dated: May 11, 2026	By:	/s/ Darren Lopez
Darren Lopez
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Darren Lopez	Principal Executive Officer and Director	May 11, 2026
Darren Lopez