Form 10-Q
period 2026-06-30
BioScience Health Innovations, Inc.
filed 2026-08-07
CIK 1784440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the practicable date:

Class	Outstanding as of August 6, 2026
Common Stock: $0.0001 par value	11,752,329

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

While the information presented in the accompanying financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”). In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. These financial statements should be read in conjunction with the Company’s December 31, 2025 audited financial statements and notes thereto. Operating results for the six months ended June 30, 2026 are not necessarily indicative of the results that can be expected for the year ending December 31, 2026.

BIOSCIENCE HEALTH INNOVATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$712,378	$661,925
Accounts receivable, net	396,899	399,257
Income tax receivable	34,992	-
Operating digital assets	4,500	-
Inventory	797,183	336,348
Prepaid expense	40,961	21,341
Overpayment to related parties	-	137,718
Deferred tax asset	-	2,069
Total current assets	1,986,913	1,558,658
Other Assets
Intangible assets	109,845	82,887
Deposits	4,400	4,400
Right-of-use asset	34,992	61,236
Total other assets	149,237	148,523

Total Assets	$2,136,150	$1,707,181

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$9,715	$6,274
Accrued expenses	28,542	7,957
Income tax payable	-	79,030
Deferred revenue	2,550	136,590
Note payable - related party	260,402	-
Total current liabilities	301,209	229,851

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock: $0.0001 par value, 5,000,000 shares authorized;
Series A Convertible Preferred Stock, 1,000,000 designated, 140,000 shares issued and outstanding at June 30, 2026 and December 31, 2025	14	14
Common stock: $0.0001 par value, 250,000,000 shares authorized; 11,752,329 and 10,979,058 shares issued and outstanding at June 30, 2026 and December 31, 2025	1,176	1,098
Additional paid-in capital	1,948,404	1,175,211
Accumulated earnings (deficit)	(114,653)	301,007
Total stockholders' equity (deficit)	1,834,941	1,477,330
Total Liabilities and Stockholders' Equity (Deficit)	$2,136,150	$1,707,181

See accompanying notes to the unaudited condensed consolidated financial statements.

BIOSCIENCE HEALTH INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Revenues	$1,036,364	$1,757,463	$1,787,310	$2,984,533
Cost of goods sold	(376,881)	(682,985)	(642,231)	(1,013,910)
Gross Profit	659,483	1,074,478	1,145,079	1,970,623

Operating Expenses:
General and administrative expenses	804,136	540,074	1,429,945	973,635
Consulting fees	73,229	76,700	162,923	112,486
Total Operating Expenses	877,365	616,774	1,592,868	1,086,121

Income (Loss) from Operations	(217,882)	457,704	(447,789)	884,502

Income tax expense	(32,129)	-	(32,129)	-

Net Income (Loss)	$(185,753)	$457,704	$(415,660)	$884,502

Net income (loss) per common share - basic	$(0.02)	$0.04	$(0.04)	$0.08
Net income (loss) per common share - diluted	$(0.02)	$0.04	$(0.04)	$0.08

Weighted average common shares outstanding -	11,684,349	10,979,058	11,353,205	10,979,058
basic
Weighted average common shares outstanding -	11,684,349	11,399,058	11,353,205	11,399,058
diluted

See accompanying notes to the unaudited condensed consolidated financial statements.

BIOSCIENCE HEALTH INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(Unaudited)

	Series A Convertible				Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Earnings (Deficit)	Total
Balance at December 31, 2024	140,000	$14	10,979,058	$1,098	$1,175,211	$(341,083)	$835,240
Net income	-	-	-	-	-	426,798	426,798
Balance at March 31, 2025	140,000	14	10,979,058	1,098	1,175,211	85,715	1,262,038
Net income	-	-	-	-	-	457,704	457,704
Balance at June 30, 2025	140,000	$14	10,979,058	$1,098	$1,175,211	$543,419	$1,719,742

Balance at December 31, 2025	140,000	$14	10,979,058	$1,098	$1,175,211	$301,007	$1,477,330
Common shares issued for cash	-	-	437,067	44	437,023	-	437,067
Net loss	-	-	-	-	-	(229,907)	(229,907)
Balance at March 31, 2026	140,000	14	11,416,125	1,142	1,612,234	71,100	1,684,490
Common shares issued for cash	-	-	336,204	34	336,170	-	336,204
Net loss	-	-	-	-	-	(185,753)	(185,753)
Balance at June 30, 2026	140,000	$14	11,752,329	$1,176	$1,948,404	$(114,653)	$1,834,941

See accompanying notes to the unaudited condensed consolidated financial statements.

BIOSCIENCE HEALTH INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2026	2025

Cash Flows From Operating Activities
Net Income (Loss)	$(415,660)	$884,502
Adjustments to reconcile net loss to net cash used in
operating activities
Lease cost, net of repayments	26,244	-
Operating expenses paid with digital assets	4	-
Changes in operating assets and liabilities:
Accounts receivable	2,358	(289,728)
Income tax receivable	(34,992)	-
Inventory	(456,820)	(190,200)
Digital assets	(8,519)	-
Deferred revenue	(134,041)	224,330
Accrued expenses	20,585	18,507
Accounts payable	3,441	8,410
Income tax payable	(79,030)	-
Deferred tax asset	2,069	-
Prepaid expenses	(19,620)	(42,502)
Net Cash Provided by (Used in) Operating Activities	(1,093,981)	613,319

Cash Flows From Investing Activities
Purchase of intangible assets	(26,958)	(46,064)
Net Cash Used in Investing Activities	(26,958)	(46,064)

Cash Flows From Financing Activities
Advances from related parties	748,120	1,391,635
Repayment of related party advances	(150,000)	(1,322,000)
Repayment of related party note payable	(200,000)	-
Proceeds from the sale of common stock	773,272	-
Net Cash Provided by Financing Activities	1,171,392	69,635

Net Increase in Cash	50,453	636,890
Cash at Beginning of Period	661,925	662,517
Cash at End of Period	$712,378	$1,299,407

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Conversion of related party advances to related party note payable	$460,402	$-
Purchase of inventory with digital assets	$4,015	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

BIOSCIENCE HEALTH INNOVATIONS INC (FORMALY KNOWN AS NOWTRANSIT INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

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

The Company had net income of $642,090 and positive cash provided by operating activities of $172,178 for the year ended December 31, 2025. While the Company had a net loss of $415,660 during the six months ended June 30, 2026, they recorded accumulated deficit of $114,653, had net working capital of $1,685,704, and reported cash of $712,378 as of June 30, 2026, which management believes is sufficient to meet its obligations over the next year. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company determine it shall be unable to continue as a going concern.

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with US GAAP, have been condensed or omitted from these statements and should be read in conjunction with our audited financial statements. The financial statements are presented in US dollars, and the Company has adopted a December 31 year end.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks and any highly liquid investments with a maturity of three months or less to the extent the funds are not being held for investment purposes. As of June 30, 2026 and December 31, 2025, the Company had no cash equivalents.

The Company maintains four accounts at Wells Fargo Bank. Accounts at this institution are insured by the Federal Deposit Insurance Corporation up to $250,000. As of June 30, 2026 the Company has balances of $250,153 more than this limit.

Accounts Receivable and Allowance for Doubtful Accounts

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. The Company records an allowance for doubtful accounts that is based on historical trends, customer knowledge, any known disputes, and considers the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Accounts and receivables are written off against the allowance after all attempts to collect a receivable have failed. As of June 30, 2026 and December 31, 2025, the allowance for doubtful accounts was $0.

Inventory

The Company’s inventory is recognized in accordance with Accounting Standards Codification (“ASC”) 303. The Company uses the lower of cost (determined using the first-in, first-out method) or net realizable value for valuing inventories. As of June 30, 2026 and December 31, 2025, the Company had $333,779 and $336,348 of finished goods on hand, respectively. And on June 30, 2026 and December 31, 2025, the Company had $463,405 and $0 of raw materials on hand respectively.

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

Revenue Recognition

The Company’s revenue is recognized in accordance with Accounting Standards Codification 606 and the Company sells products in the immune health supplement market. The Company’s performance obligation is to deliver product to customers therefore revenue is recognized once delivery occurs. Customers that are end users of the Company’s products will generally remit payment at the time of order placement, therefore payment received by the Company prior to product delivery is recorded as deferred revenue. Customers that are resellers of the Company’s products are offered credit terms and generally pay within 30-60 days. As of June 30, 2026 and December 31, 2025 deferred revenue was $2,550 and $136,590, respectively. Shipping and handling costs that occur are paid by the customer and is not recorded as revenue. The Company has a policy to provide a refund on any product returned by the customer and refunds are recorded as a reduction in revenue. Refunds have been minimal to date.

Advertising Costs

Advertising costs are expensed as incurred. During the six months ended June 30, 2026 and 2025, the Company incurred advertising costs of $298,503 and $159,743, respectively.

Research and Development

The Company charges research and development costs to expense when incurred. During the six months ended June 30, 2026 and 2025, the Company incurred $120,306 and $46,783 in research and development expenses, respectively.

Intangible Assets

The Company accounts for its intangible assets in accordance with ASC 350. Costs incurred to renew or extend the term of intangible assets are expensed as incurred. As of June 30, 2026, the Company incurred $109,845 to file certain patent applications that showcase the Company’s innovative approach to health and wellness solutions. The patent costs were capitalized and will be amortized on a straight-line basis over its estimated useful life once the patents are granted. During the six months ended June 30, 2026 and June 30, 2025 no amortization expense was recorded as the patents were still pending. Amortization expense of $5,492 is expected for each year ended December 31, 2027 and beyond.

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

U.S. Non-Provisional Patent Application No. 18/931,277 for METHYLTHIONINIUM SALT-CONTAINING COMPOSITIONS AND METHODS, filed on 10/30/2024

International Patent Application No. PCT/US24/53487 for METHYLTHIONINIUM SALT-CONTAINING COMPOSITIONS AND METHODS, filed on 10/30/2024

U.S. Non-Provisional Patent Application No. 18/931,346 for COMPOSITIONS AND METHOD FOR SUPPORTING MITOCHONDRIAL, file on 10/30/2024

International Patent Application No. PCT/US24/53490 for COMPOSITIONS AND METHOD FOR SUPPORTING MITOCHONDRIAL, file on 10/30/2024. Filed on 10/30/2024

U.S. Provisional Patent Application No. 19/371,824 for TREATMENTS USING METHYLTHIONINIUM SALT, LIQUID MINERAL BLENDS, and/or SECONDARY PHYSIOLOGICALLY ACTIVE COMPOUND AND PHYSIOLOGICAL THERAPY, filed on 10/28/2025

U.S. Provisional Patent Application No. 63/712,895 for TREATMENTS USING METHYLTHIONINIUM SALT, SECONDARY PHYSIOLOGICALLY ACTIVE COMPOUND AND PHYSIOLOGICAL THERAPY, filed on 10/28/2024

U.S. Provisional Patent Application No. 63/754,434 for NUTRITIONAL SUPPLEMENT COMPOSITIONS AND METHODS FOR ENHANCING BIOLOGICAL FUNCTIONS, filed on 2/5/2025

U.S. Provisional Patent Application No. 19/173,875 for NUTRITIONAL SUPPLEMENT COMPOSITIONS AND METHODS FOR ENHANCING BIOLOGICAL FUNCTIONS, filed on 4/9/2025

International Patent Application No. PCT/US26/13809 for NUTRITIONAL SUPPLEMENT COMPOSITIONS AND METHODS FOR ENHANCING BIOLOGICAL FUNCTIONS, filed on 2/4/2026

U.S. Provisional Patent Application No. 64/025,742 for AQUEOUS PEPTIDE DELIVERY COMPOSITIONS AND METHODS, filed on 4/2/2026

All provisional applications were filed with the U.S. Patent and Trademark Office by Thorpe North and Western.

We believe these filings cover multiple potential patents and product opportunities. Leadership is actively exploring partnerships and strategic alliances to maximize value for stakeholders.

All products and methods described remain patent pending as of the date of this filing.

Impairment of Long-lived Assets

The Company applies the provisions of ASC 360, where applicable, to all long-lived assets and periodically evaluates the carrying value of long-lived assets to be held and used for impairment. Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. When long-lived assets are sold or retired, the related cost and accumulated depreciation or amortization is removed from the accounts and any gain or loss is included in the results of operations. During the six months ended June 30, 2026 and 2025, the Company recorded no impairment expense for their long-lived assets.

Digital Assets Held for Operational Purposes

The Company holds certain digital assets (primarily USDT) exclusively as a medium of exchange to facilitate inventory procurement from international vendors. Digital assets held for operational purposes are classified as current assets on the Consolidated Balance Sheets based on the Company’s intent and ability to utilize these assets within its normal operating cycle. The Company measures digital assets at fair value with changes recognized in other income (expense) in the Consolidated Statement of Operations. The Company tracks its cost basis of digital assets by-wallet in accordance with the first-in-first-out (“FIFO”) method of accounting.

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

On December 1, 2025, we entered a 15-month rental arrangement for our office and inventory space, at which time we paid for the lease in full with a single payment of $65,610. Because there were no future lease payments to be made, we recorded an ROU asset at lease commencement for the value of the prepayment of $65,610 and had no lease liability to record. Before December 1, 2025, the Company had a month-to-month rental agreement. The Company recorded rent expense of $26,244 and $8,610, during the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, the weighted average remaining lease term was 8 months.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants. As of June 30, 2026 and 2025 there were dilutive securities of 420,000 for the conversion of Series A Convertible Preferred Stock. These potentially dilutive securities were not included in the calculation of diluted net loss per common share on June 30, 2026 because they were antidilutive, therefore as of June 30, 2026, basic and diluted weighted average common shares outstanding and net loss per common share are the same.

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

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, based on our principal or, in the absence of a principal, most advantageous market for the specific asset or liability.

U.S. generally accepted accounting principles provide for a three-level hierarchy of inputs to valuation techniques used to measure fair value, defined as follows:

Level 1:	Inputs that are quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity can access.

Level 2:

Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability, including:

-	quoted prices for similar assets or liabilities in active markets;
-	quoted prices for identical or similar assets or liabilities in markets that are not active;
-	inputs other than quoted prices that are observable for the asset or liability; and
-	inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3:

Inputs that are unobservable and reflect management’s own assumptions about the inputs market participants would use in pricing the asset or liability based on the best information available in the circumstances (e.g., internally derived assumptions surrounding the timing and amount of expected cash flows).

Our financial instruments consist of cash, accounts receivable and accounts payable, and note payable. We have determined that the book value of our outstanding financial instruments as of June 30, 2026, and December 31, 2025, approximates the fair value due to their short-term nature or interest rates that approximate prevailing market rates.

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of June 30, 2026:

	Level 1	Level 2	Level 3	Total
Operating digital assets (see Note 6)	$4,500	$-	$-	$4,500
Total Assets	$4,500	$-	$-	$4,500

Total Liabilities	$-	$-	$-	$-

Note 4 - Related Party Transactions

During the six months ended June 30, 2025 the Company purchased $1,153,197 worth of inventory from Ageless Holdings, LLC (“Holdings”), entity owned and controlled by the Company’s members of management and board of directors and paid $25,000 for services. Additionally, the Company received $1,391,635 worth of advances from Holdings to pay for operating expenses and the Company paid back $1,322,000 of the advances.

During the six months ended June 30, 2026 the Company purchased $745,060 worth of inventory from Holdings, received $3,060 worth of advances from Holdings to pay for operating expenses, and paid back $150,000 of the advances. Additionally, during the first quarter of 2026 the Board of Directors decided to finalize a settlement agreement with Holdings and entered a promissory note on March 28, 2026 for $460,402, which was equal to the amount owed to them as of that date. The note carries an interest rate of 7% per annum, can be prepaid at any time without penalty, and matures on December 31, 2026. During the six months ended June 30, 2025, repayments of $200,000 were made toward this note payable.

Note 5 - Equity

Common Stock

The Company has 250,000,000, $0.0001 par value shares of voting common stock authorized.

During the six months ended June 30, 2026, the Company issued 773,271 shares in common stock for cash proceeds of $773,271.

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

As of June 30, 2026 and December 31, 2025, the Company had 11,752,329 and 10,979,058 shares of common stock issued and outstanding, respectively.

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

During the six months ended June 30, 2026 and 2025 there were no issuances of preferred stock. As of June 30, 2026 and December 31, 2025, the Company had 140,000 shares of Series A Convertible Preferred Stock outstanding.

Note 6 – Digital Assets

The Company accounts for digital assets in accordance with ASU 2023-08, which requires entities to measure crypto assets at fair value with changes recognized in the Statement of Operations each reporting period.

The following table presents the Company’s Digital Asset holdings as of June 30, 2026:

	Quantity	Cost Basis	Fair Value
USDT	4,500	$4,500	$4,500
Total digital assets held as of June 30, 2026		$4,500	$4,500

The following table presents a roll-forward of total digital assets for the six months ended June 30, 2026, based on the fair value model under ASU 2023-08:

Fair Value
Balance as of December 31, 2025	$-
Purchase of digital assets	8,519
Operating expenses paid with digital assets	(4)
Purchase of inventory with digital assets	(4,015)
Balance as of June 30, 2026	$4,500

Note 7 - Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through August 7, 2026, the date when the financial statements were available to be issued, to determine if they must be reported. Management of the Company determined that there are no material subsequent events to be disclosed.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis and results of operations are based upon our accompanying financial statements for the six months ended June 30, 2026, which have been prepared in conformity with U.S. generally accepted accounting principles, or U.S. GAAP, and which requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Note 3. Summary of Significant Accounting Policies, to the financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, describes the significant accounting policies and methods used in the preparation of the Company’s financial statements. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. These estimates are the basis for our judgments about the carrying values of assets and liabilities, which in turn may impact our reported revenue and expenses. Our actual results could differ significantly from these estimates under different assumptions or conditions.

Results Of Operations

THREE MONTHS ENDED JUNE 30, 2026 COMPARED TO JUNE 30, 2025

Our net loss for the three months ended June 30, 2026 was $185,753 compared to a net income of $457,704 during the three months ended June 30, 2025. The Company has generated revenue of $1,036,364 and $1,757,463 during the three months ended June 30, 2026 and 2025, respectively. This change is a result of adjustments in the Company’s sales channels and marketing approach due to increased competition and feedback from the marketplace on customer evolving needs and wants. The Company also had expected a significant order from a major Co-brand customer, but due to unforeseen events the order was rescheduled to a later date. Expenses incurred were operating expenses of $877,365 during the three months ended June 30, 2026, compared to $616,774 during the three months ended June 30, 2025. Expenses increased as a result of the Company applying to move from the OTC (Over-the-Counter) market to a senior exchange and an increase in marketing and social media to increase and improve our marketing strategy along with an increase in research and development. In addition, wage expenses have increased along with an increase in accounting due to an upgrade in the accounting system. Management is still confident in reaching the projected year over year growth.

SIX MONTHS ENDED JUNE 30, 2026 COMPARED TO JUNE 30, 2025

Our net loss for the six months ended June 30, 2026 was $415,660, compared to a net income $884,502 during the six months ended June 30, 2025. The Company has generated revenue of $1,787,310 and $2,894,533 during the six months ended June 30, 2026 and 2025, respectively. This change is a result of adjustments in the Company’s sales channels and marketing approach due to increased competition and feedback from the marketplace on customer evolving needs and wants. The Company had expected a significant order from a major Co-brand customer, but due to unforeseen events the order was rescheduled to a later date. Operating expenses were $1,592,868 during the six months ended June 30, 2026, compared to $1,086,121 during the six months ended June 30, 2025. Expenses increased because of the Company applying to move from the OTC (Over-the-Counter) market to a senior exchange and an increase in marketing and social media to increase and improve our marketing strategy along with an increase in research and development. In addition, wage expenses have increased along with an increase in accounting due to an upgrade in the accounting system. Management is still confident in reaching the projected year over year growth.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2026, our total assets were $2,136,150, consisting of cash, accounts receivable, income tax receivable, digital assets, inventory, prepaid expenses, right-of-use assets, deposits, and intangible assets. The Company’s net working capital was $1,685,704 and management believes that its cash balance of $712,378 as of June 30, 2026 is sufficient to meet its obligations over the next year.

Cash Flows from Operating Activities

We have generated negative cash flows from operating activities. For the six months ended June 30, 2026, net cash flows used in operating activities was $1,093,981, consisting of our net loss of $415,660 plus changes in operating activities of $678,321. For the six months ended June 30, 2025, net cash flows providing in operating activities was $613,319, consisting of our net income of $884,502 offset by changes in operating activities of $271,183.

Cash Flows from Investing Activities

For the six months ended June 30, 2026, we had net cash used in investing activities of $26,958 in connection with the purchase of intangible assets. For the six months ended June 30, 2025, we had net cash used in investing activities of $46,064 in connection with the purchase of intangible assets.

Cash Flows from Financing Activities

For the six months ended June 30, 2026, net cash flows provided by financing activities was $1,171,392, consisting of $748,120 in advances from related parties and $773,272 of cash acquired for selling common stock, offset by repayments of related party advances of $150,000 and repayment of a related party note payable of $200,000. For the six months ended June 30, 2025, net cash flows provided by financing activities was $69,635, consisting of advances from related parties of $1,391,635 offset by repayments to related parties of $1,322,000.

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

MANAGEMENT DISCUSSION AND ANALYSIS

For the Quarter and Six Months Ended June 30, 2026 (Second Quarter 2026)

The following discussion should be read together with our unaudited financial statements and the related notes. This section contains forward-looking statements that reflect management's current expectations and are subject to risks and uncertainties. Statements regarding markets, valuation, product performance, and the potential exchange uplisting are not guarantees of future results. Preliminary indications of investor interest referenced below are non-binding, and no offer of securities is made except through qualified offering materials.

1. Executive Overview — Our Vision: "Ground Zero" Cellular Wellness

BioScience Health Innovations, Inc. ("BHIC," the "Company," "we") is the public-company platform for Best 365 Labs, a foundational-nutrition and cellular-health company. Our thesis is simple and, we believe, differentiated: almost every health journey begins — or should begin — at the cellular level. We call this "ground zero" cellular wellness. Before a consumer chases a symptom, a diagnosis, or the next trending compound, the highest-leverage intervention is restoring the function of the cell and, in particular, the mitochondria that power it.

We are building the Company to be the first-choice starting point for both consumers and clinics — the on-ramp people reach for at the beginning of a wellness or performance journey, and a credible foundation for the avoidance of chronic disease rather than a reaction to it. Our patent-pending toolbox of mitochondrial and cellular-support products is designed to occupy that "ground zero" position across multiple large, growing categories.

The central value driver of the entire platform is our Mods Max delivery system — a patent-pending, mineral-oxide aqueous delivery system that supports enhanced absorption, small-dose (often 1 mL) formats, and sublingual, oral, and topical delivery of compatible actives and peptides. Mods Max is what allows us to take widely known ingredients — NAD precursors, glutathione, methylene blue, peptides, hormone-support actives — and make them more commercially meaningful and, we believe, more effective through delivery efficiency. It is the system, not the ingredient list, that we regard as our defensible moat.

The first half of 2026 has been deliberately structured as a preparation-for-scale phase. We solidified our supply chain, qualified ingredient vendors, trained internal staff, maintained an active R&D pipeline, separated from the related party that built our initial supply chain, upgraded our accounting and ERP infrastructure to NetSuite, closed our initial Regulation A round (crossing the shareholder threshold needed for a senior-exchange uplist), amended that offering, and engaged specialized advisors to guide our exchange application. We view this work as the foundation on which second-half revenue and bottom-line growth will be built.

A note on year-over-year revenue. For those focused solely on a headline year-over-year revenue comparison being down, we would encourage a deeper look. The first six months were spent intentionally rebuilding the operational base — transitioning off a related-party supply chain, requalifying vendors, upgrading systems, and repositioning the product portfolio toward higher-margin, delivery-differentiated categories — rather than chasing short-term top-line volume through unsustainable discounting. Management is confident that by year-end we will demonstrate both revenue growth and bottom-line (product-margin) growth as these investments convert into scalable sales.

2. The Mods Max System — Our Core Value Driver

Everything in this MD&A ultimately traces back to Mods Max. We have spent a great deal of the last several quarters doing three things: testing the system, educating key industry players on why it is different, and building the product and clinical scaffolding that lets us extend it across categories.

Mods Max is positioned as:

•Patent-pending and exclusive — not available anywhere else, which makes the delivery layer itself the defensible product distinction.

•Enhanced-absorption — we deliberately use "enhanced absorption" language rather than hard multiplier claims, to preserve the platform story while keeping our marketing and compliance posture defensible.

•A small-format formula engine — enabling compact 1 mL and sublingual micro-dose formats that feel like easy, daily, layerable rituals.

•Broad but bounded — a strong fit for peptides, small polar or low-bioavailability actives, mitochondrial stacks, hormone-support formulas, sleep formulas, and topicals; we are transparent that it is not a universal solvent for every compound.

Because Mods Max is a system, its value compounds. Each new category we validate — testosterone support, NAD, glutathione, GLP-1 support, menopause, oral and nasal peptides, and clean skincare — is a new application of the same underlying, patent-protected asset. This is the essence of the shareholder-value case: one moat, many markets.

3. Category Strategy — Markets We Intend to Disrupt

Our strategy is to enter large, fast-growing categories where the incumbent solutions carry friction, risk, or delivery limitations that Mods Max is uniquely positioned to solve. We summarize the primary categories below, with third-party market context to frame the opportunity.

3.1 Testosterone Support — TPrime365.com

The opportunity. The testosterone replacement therapy (TRT) market is estimated at roughly USD 2.1–2.2 billion in 2026 and growing steadily (Mordor Intelligence, The Business Research Company). Broader androgen-replacement estimates run higher — around USD 2.9 billion in 2026 growing at an 8% CAGR (Coherent Market Insights). Critically, the reported market measures only prescribed pharmaceutical TRT; it does not capture the far larger population of men who are hesitant to start injections, cream, or clinic-managed therapy because of concerns about fertility suppression, injection burden, and other side effects.

Our approach — TPrime365.com. TPrime365 is our Mods Max-powered testosterone-support product and community platform. Rather than competing head-to-head as a pharmaceutical, we are building TPrime365.com as a community and education hub where men can learn about a delivery-differentiated, non-injection alternative. Our positioning is that TPrime365, powered by Mods Max, can support healthy testosterone in a way that is as effective as testosterone cream in the results we have observed, without the negative outcomes associated with injections — including the fertility concerns that keep many men from starting therapy in the first place. We have published an initial study describing these results, which anchors our education effort and the community we are building around it.

Why community matters to valuation. The published pharmaceutical TRT figures understate our addressable market because they exclude the "hesitant majority" — men who want the benefit but reject the injection risk profile. If we build a durable, engaged community around TPrime365 and continue to demonstrate that our product delivers comparable results without the downside, we can capture demand that today is either unserved or lost to friction. A recurring-revenue, community-driven direct-to-consumer model in a category anchored by a multi-billion-dollar prescription market, but expanded by the far larger side-effect-averse population, represents meaningful potential lifetime value and pricing power per customer.

3.2 NAD, Glutathione, and the Cellular-Wellness Core

The opportunity. The NAD category is expanding rapidly — NAD+ supplement estimates range from roughly USD 966 million in 2026 (PW Consulting) to a broader NAD products market valued at USD 3.45 billion in 2024 and projected to reach USD 12.2 billion by 2033 at a >Grand View Research). This is the heart of "ground zero" cellular wellness.

Our approach. NAD, glutathione, and methylene blue sit at the center of our foundational stack (including our UCOS system and NeuroPro line). Reduced glutathione and NAC are water-soluble actives well suited to Mods Max liquid and sublingual formats, letting us differentiate on delivery in a category crowded with commodity capsules. We are actively educating the supplement and cellular-wellness space on why Mods Max delivery matters here: the same well-known actives, made more bioavailable and easier to take daily, become a better daily ritual and a stickier product.

3.3 GLP-1 Support — Enhancing and "Locking In" Results

The opportunity. The GLP-1 category is one of the largest growth stories in health. GLP-1 weight-loss agonist estimates run from roughly USD 20+ billion in 2025 toward USD 42–49 billion by 2030 at an >Grand View Research). Tens of millions of users are on or cycling off GLP-1 therapy — and a large share of them are concerned about muscle loss, nutrient gaps, energy, and rebound after they stop.

Our approach. We are not competing with GLP-1 drugs; we are the support layer around them. Our education to GLP-1 users centers on how Mods Max-powered tools (our GLP-1 Activate, Metabolism+, and cellular-support products) can help enhance results while on therapy and lock in results after tapering. The "why" is cellular: GLP-1 users need to protect mitochondrial function, support lean mass and metabolism, and fill micronutrient gaps that appetite suppression can create. The "how" is delivery: Mods Max small-dose, high-absorption formats make it realistic for a GLP-1 user to layer targeted cellular support into a daily routine. As the enormous GLP-1 population continues to grow and cycle, a credible support ecosystem is a large, adjacent, and durable revenue opportunity.

3.4 Menopause — Menopause 365 Support + NeuroPro Memory

The opportunity. The menopause supplement and wellness category is large and growing, with dietary supplements the dominant treatment segment. Menopause-focused market estimates range widely by definition, from roughly USD 1 billion in the narrowly defined menopause-supplement segment (Future Market Insights) to USD 18–19 billion for the broader menopause supplements/wellness market (Straits Research), where dietary supplements command roughly 94% of the treatment share (Fact.MR). Millions of women move through peri-, active, and post-menopause with under-served symptom clusters.

Our approach. We introduced Menopause 365 Support, a Mods Max-enabled 1 mL cellular-foundation format designed to be easy to take daily. We believe it is especially powerful when stacked with NeuroPro Memory, addressing both the cellular-foundation and the cognitive/"brain fog" dimensions that many women report across menopause phases. This stacking strategy — foundation plus targeted support — reflects our broader product architecture of systems and packs rather than one-size-fits-all single products.

3.5 Oral and Nasal Peptides — Powered by Mods Max

The opportunity. The peptide therapeutics market is very large and expanding — estimates cluster around USD 49–54 billion in 2026 with high-single-digit to double-digit CAGRs, and some broader definitions run substantially higher (Mordor Intelligence, The Business Research Company). A defining challenge in the category is delivery — most peptides have historically required injection.

Our approach. We are targeting oral and nasal delivery of popular peptides powered by Mods Max. Peptides are among the best-fit actives for our system, and we believe non-injectable delivery is a structural growth driver for the entire category. We expect this category to continue growing and believe we are positioned — through both our delivery platform and our medical relationships — to take advantage of it and create shareholder value.

3.6 Clean Skincare — Glow + Patent-Pending Red-Light Topical Spray

The opportunity. The clean/natural skincare category is large and growing faster than conventional beauty: natural skincare estimates run from roughly USD 9 billion (Global Growth Insights) to USD 25–48 billion depending on definition (Research and Markets, Mordor Intelligence), with the tightly defined "clean beauty" segment growing at roughly 14% CAGR (Stellar Market Research).

Our approach. Our Glow product has been very well accepted and continues to grow. Building on that momentum, we capitalized on one of our patents by teaming with a distribution group with 5,500 storefronts to introduce a patent-pending red-light topical spray powered by Mods Max and formulated with USP methylene blue. We believe Mods Max positions us distinctively in clean skincare: enhanced-absorption, antioxidant, brightening, and calming benefits from a delivery system competitors cannot replicate. Even a low-single-digit share of a clean-skincare market measured in the tens of billions represents a material revenue opportunity, and the 5,500-storefront distribution relationship gives us a concrete, near-term path to capture it at retail scale.

4. Medical Advisory and Clinical Credibility — Happy MD and Dr. Steve Warren

A key part of disrupting the peptide and testosterone markets is credibility with clinicians and consumers. Two assets underpin this:

•Happy MD agreement. Our agreement with Happy MD provides a physician-supervised access pathway that lets us pursue the peptide and testosterone-support categories responsibly and at scale.

•Medical advisory team led by Dr. Steve Warren, MD. Our medical director anchors our clinical positioning and separates us from lifestyle-only brands. Together with our medical director, we have helped publish two books on Amazon to educate both consumers and physicians on our cutting-edge, cellular-first approach.

This medical scaffolding is what allows us to be a higher-trust, medically aligned partner for prescribers and clinics — reinforcing our goal of being the "ground zero" starting point for clinics, not just consumers.

5. Distribution, Channel, and Partnership Expansion

•Amazon — Rebelution / Growvana initiative. We continue to build our Amazon presence through the Rebelution/Growvana initiative. Amazon has recently begun requiring additional certifications for products in our categories; we are actively completing that certification work, which we view as a barrier to entry that favors compliant, well-capitalized sellers. As we complete it, we are expanding our product footprint and sales on the platform.

•Retail distribution — clean skincare. The 5,500-storefront distribution relationship for our red-light topical spray extends Mods Max into physical retail.

•Spa / select-label distribution. We are working on adding a select label for spa distribution with reach into 5,000-plus outlets, packaged around clinic- and reseller-friendly starter-pack economics.

•Strategic co-brand opportunities. We continue to evaluate strategic co-brand deals with players such as The Wellness Company (TWC), 10X, and others, where Mods Max can serve as the differentiated delivery layer inside a partner's brand.

6. Closed AI Investment — Combating Misinformation

We made a major investment in a closed (private) AI system to help us educate and reinforce our approach with consumers and wholesalers. The cellular-wellness, peptide, and hormone categories are unusually prone to misinformation, and a controlled, on-brand AI tool lets us deliver consistent, compliant, science-forward education at scale — helping customers and partners cut through the noise while keeping our messaging aligned with our compliance posture. We view this as both a customer-acquisition asset and a moat around the credibility of our education effort.

7. Operational Foundation Built in H1 2026

The first six months were dedicated to building the base required to scale responsibly:

•Supply chain solidified. We separated from the related party that built our initial supply chain and stood up an independent, requalified vendor base — improving both governance optics and long-term margin control.

•Ingredient vendors qualified. We took ownership of supplier qualification, true-manufacturer identification, and third-party lot-release testing, making quality a company-owned process rather than a pass-through reliance on supplier labels.

•Internal staff trained and an active R&D effort maintained across our category pipeline.

•NetSuite ERP upgrade. We upgraded our accounting and operating system to NetSuite in preparation for scale. Benefits include: manufacturing-grade perpetual inventory and more accurate COGS; a single source of truth across accounting, inventory, and order management; real-time financial visibility and faster close; stronger internal controls and audit-readiness appropriate for a senior-exchange issuer; and the scalability to support multi-channel (DTC, Amazon, retail, spa, wholesale) growth without re-platforming. In short, NetSuite gives us the financial-reporting discipline and inventory accuracy a public, exchange-listed company is expected to have.

8. Capital Markets and Uplisting Progress

We undertook this operational rebuild specifically to prepare BHIC to uplist to a major exchange, and we are pleased to report that the process is progressing nicely.

•Advisor engaged. We have engaged Donohoe to help navigate the uplisting process, including pre-application strategy, exchange liaison, and application-package review.

•Reg A round completed. We completed a $1.00 Regulation A round, which brought us over the 400-shareholder threshold required for the uplist.

•Amended offering. We amended the offering to $4.50 per share and plan to raise up to $5 million. We have seen very positive initial interest and, at this point, expect to wrap up this additional offering quickly and then make application to a senior exchange. (Indications of interest are non-binding and do not constitute an offer; any securities are offered only through qualified offering materials.)

•Independent board. We have identified the initial independent board members required for senior-exchange governance, including candidates suited to chair key committees, with appointments structured to take effect in connection with the uplisting.

This capital-markets work is designed to move BHIC from OTC visibility to a more institutional public-market posture — expanding investor access, reducing perceived governance risk, and supporting a higher valuation multiple on both our revenue and our intellectual-property assets.

9. Valuation Perspective — One Moat, Many Markets

Management believes the appropriate way to think about BHIC's potential valuation is not as a single-product supplement company, but as a patent-pending delivery system (Mods Max) applied across a portfolio of large, growing categories. The combined third-party-estimated size of the categories we are entering is substantial:

Category	Illustrative 2026 Market Size (third-party estimates)	Growth Signal
Testosterone / androgen replacement	~$2.1B (TRT) to ~$2.9B (androgen) (Mordor, Coherent)	~4–8% CAGR, plus large unserved side-effect-averse population
NAD / cellular wellness	~$1.0B to $3.5B+ depending on definition (PW Consulting, Grand View)	~15% CAGR
GLP-1 support (adjacent to GLP-1 drug market)	GLP-1 drug market >Grand View)	~18% CAGR
Menopause	~$1B (supplements, narrow) to ~$18–19B (broad) (FMI, Straits)	~5.5–6% CAGR, supplements ~94% of treatment
Peptide therapeutics	~$49–54B (Mordor, TBRC)	~7–11% CAGR; oral/nasal delivery a key driver
Clean / natural skincare	~$9B to ~$48B depending on definition (Global Growth Insights, Mordor)	~7% CAGR; clean beauty ~14% CAGR

The point is not that we will capture all of these markets — it is that a single, patent-protected delivery system gives us a credible, differentiated entry into each of them. The biggest value driver is Mods Max itself: the more categories in which we validate it (with published data, medical endorsement, retail distribution, and community), the more the system is worth independent of any single SKU. Our biggest lever on shareholder value is therefore continued proof — clinical, commercial, and distributional — that Mods Max works and travels across categories.

10. Results of Operations and Outlook

For the six months ended June 30, 2026, headline revenue reflects the deliberate transition described above: a rebuild of the supply chain and vendor base, separation from a related party, a shift away from margin-eroding discounting, and repositioning toward higher-margin, delivery-differentiated categories. We caution readers against reading a year-over-year top-line decline in isolation. The relevant question is whether the Company exits this period with a stronger, more scalable, higher-margin, and better-governed system — and management believes it does.

Looking to the second half of 2026, management is confident that the combination of (i) completed operational and ERP infrastructure, (ii) an expanding, certified Amazon and retail footprint, (iii) new category launches across testosterone support, GLP-1 support, menopause, peptides, and clean skincare, (iv) medical-advisory-backed credibility, and (v) the capital and visibility from a completed offering and prospective uplisting, positions BHIC to demonstrate both revenue growth and bottom-line product-margin growth by year-end.

11. Forward-Looking Statements and Disclaimers

This MD&A contains forward-looking statements regarding our strategy, markets, products, offering, and potential exchange uplisting. Actual results may differ materially. Market-size figures are third-party estimates cited for context and vary by source and definition. Product statements are not intended as disease-treatment or cure claims; certain products carry clinician-review and other cautions where appropriate. Indications of investor interest are non-binding, and no securities are offered except through qualified offering materials. Completion of the offering and any uplisting is subject to market, regulatory, and exchange conditions and is not assured.

Sources for market context: Mordor Intelligence; The Business Research Company; Coherent Market Insights; PW Consulting; Grand View Research — NAD; Grand View Research — GLP-1; Future Market Insights — Menopause; Straits Research — Menopause; Fact.MR — Menopause; Mordor Intelligence — Peptides; The Business Research Company — Peptides; Global Growth Insights — Natural Skincare; Mordor Intelligence — Natural Skincare; Research and Markets — Natural Skincare; Stellar Market Research — Clean Beauty

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2026 (the “Evaluation Date”), the Company’s management evaluated, with participation of its principal executive officer, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Company’s principal executive officer concluded that the Company’s disclosure controls and procedures were ineffective as of June 30, 2026.

Management assessed the effectiveness of its internal control over financial reporting as of the Evaluation Date based on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. The material weaknesses identified during management’s assessment were (i) a lack of sufficient internal accounting resources; (ii) a lack of segregation of duties to ensure adequate review of financial statement preparation, (iii) lack of an independent board of directors or audit committee, and (iv) lack of written documentation of our internal control policies and procedures. In light of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting at the Evaluation Date. We plan to rectify these weaknesses by establishing written policies and procedures for our internal control of financial reporting and hiring additional accounting personnel at such time as we raise sufficient capital to do so. There were no changes in controls during the quarter ended June 30, 2026.

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

Item 2. Unregistered Sales Of Equity Securities and Use Of Proceeds

During the six months ended June 30, 2026, the Company issued 773,271 shares in common stock for cash proceeds of $773,271.

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

BioScience Health Innovations Inc.

Dated: August 7, 2026	By:	/s/ Darren Lopez
Darren Lopez
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Darren Lopez	Principal Executive Officer and Director	August 7, 2026
Darren Lopez