Form 10-Q
period 2026-09-30
BioScience Health Innovations, Inc.
filed 2026-11-13
CIK 1784440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the practicable date:

Class	Outstanding as of November 12, 2026
Common Stock: $0.0001 par value	12,027,217

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

While the information presented in the accompanying financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”). In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. These financial statements should be read in conjunction with the Company’s December 31, 2025 audited financial statements and notes thereto. Operating results for the nine months ended September 30, 2026 are not necessarily indicative of the results that can be expected for the year ending December 31, 2026.

BIOSCIENCE HEALTH INNOVATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,691,858	$661,925
Accounts receivable, net	478,083	399,257
Income tax receivable	34,992	-
Operating digital assets	71	-
Inventory	711,269	336,348
Prepaid expense	91,378	21,341
Overpayment to related parties	-	137,718
Deferred tax asset	-	2,069
Total current assets	3,007,651	1,558,658
Other Assets
Intangible assets	170,307	82,887
Deposits	4,400	4,400
Right -of-use asset	21,870	61,236
Total other assets	196,577	148,523

Total Assets	$3,204,228	$1,707,181

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$38,653	$6,274
Accrued expenses	26,201	7,957
Income tax payable	-	79,030
Deferred revenue	1,522	136,590
Related party advances	8,803	-
Insurance loan	25,935	-
Note payable - related party	180,402	-
Total current liabilities	281,516	229,851

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock: $0.0001 par value, 5,000,000 shares authorized;	-	-
Series A Convertible Preferred Stock, 1,000,000 designated, 140,000 shares issued and outstanding at September 30, 2026 and December 31, 2025	14	14
Common stock: $0.0001 par value, 250,000,000 shares authorized; 12,027,217 and 10,979,058 shares issued and outstanding at September 30, 2026 and December 31, 2025	1,203	1,098
Additional paid-in capital	3,185,373	1,175,211
Accumulated earnings (deficit)	(263,878)	301,007
Total stockholders' equity (deficit)	2,922,712	1,477,330
Total Liabilities and Stockholders' Equity (Deficit)	$3,204,228	$1,707,181

See accompanying notes to the unaudited condensed consolidated financial statements.

BIOSCIENCE HEALTH INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Revenues	$970,071	$1,131,427	$2,757,381	$4,115,960
Cost of goods sold	(332,507)	(433,196)	(974,738)	(1,447,106)
Gross Profit	637,564	698,231	1,782,643	2,668,854

Operating Expenses:
General and administrative expenses	720,121	576,656	2,150,066	1,550,291
Consulting fees	65,703	130,357	228,626	242,843
Total Operating Expenses	785,824	707,013	2,378,692	1,793,134

Income (Loss) from Operations	(148,260)	(8,782)	(596,049)	875,720

Other Expense:
Interest expense	965	-	965	-
Total Other Expense	965	-	965	-

Loss before income taxes	(149,225)	(8,782)	(597,014)	875,720
Income tax expense	-	-	(32,129)	-

Net Income (Loss)	$(149,225)	$(8,782)	$(564,885)	$875,720

Net income (loss) per common share - basic	$(0.01)	$(0.00)	$(0.05)	$0.08
Net income (loss) per common share - diluted	$(0.01)	$(0.00)	$(0.05)	$0.08

Weighted average common shares outstanding – basic	11,838,175	10,979,058	11,516,638	10,979,058

Weighted average common shares outstanding – diluted	11,838,175	10,979,058	11,516,638	11,399,058

See accompanying notes to the unaudited condensed consolidated financial statements.

BIOSCIENCE HEALTH INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(Unaudited)

	Series A Convertible				Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Earnings (Deficit)	Total
Balance at December 31, 2024	140,000	$14	10,979,058	$1,098	$1,175,211	$(341,083)	$835,240
Net income	-	-	-	-	-	426,798	426,798
Balance at March 31, 2025	140,000	14	10,979,058	1,098	1,175,211	85,715	1,262,038
Net income	-	-	-	-	-	457,704	457,704
Balance at June 30, 2025	140,000	14	10,979,058	1,098	1,175,211	543,419	1,719,742
Net loss	-	-	-	-	-	(8,782)	(8,782)
Balance at September 30, 2025	140,000	$14	10,979,058	$1,098	$1,175,211	$534,637	$1,710,960

Balance at December 31, 2025	140,000	$14	10,979,058	$1,098	$1,175,211	$301,007	$1,477,330
Common shares issued for cash	-	-	437,067	44	437,023	-	437,067
Net loss	-	-	-	-	-	(229,907)	(229,907)
Balance at March 31, 2026	140,000	14	11,416,125	1,142	1,612,234	71,100	1,684,490
Common shares issued for cash	-	-	336,204	34	336,170	-	336,204
Net loss	-	-	-	-	-	(185,753)	(185,753)
Balance at June 30, 2026	140,000	14	11,752,329	1,176	1,948,404	(114,653)	1,834,941
Common shares issued for cash	-	-	274,888	27	1,236,969	-	1,236,996
Net loss	-	-	-	-	-	(149,225)	(149,225)
Balance at September 30, 2026	140,000	$14	12,027,217	$1,203	$3,185,373	$(263,878)	$2,922,712

See accompanying notes to the unaudited condensed consolidated financial statements.

BIOSCIENCE HEALTH INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2026	2025

Cash Flows From Operating Activities
Net Income (Loss)	$(564,885)	$875,720
Adjustments to reconcile net loss to net cash used in
operating activities
Lease cost, net of repayments	39,366	-
Operating expenses paid with digital assets	19	-
Changes in operating assets and liabilities:
Accounts receivable	(78,826)	37,073
Income tax receivable	(34,992)	-
Inventory	(328,781)	(699,181)
Digital assets	(46,230)	-
Deferred revenue	(135,068)	86,662
Deferred tax	2,069	-
Accrued interest	965	-
Accrued expenses	18,244	693
Accounts payable	32,379	1,939
Income tax payable	(79,030)	-
Prepaid expenses	(70,037)	(30,032)
Net Cash Provided by (Used in) Operating Activities	(1,244,807)	272,874

Cash Flows From Investing Activities
Purchase of intangible assets	(87,420)	(46,064)
Net Cash Used in Investing Activities	(87,420)	(46,064)

Cash Flows From Financing Activities
Advances from related parties	756,923	2,422,096
Repayment of related party advances	(150,000)	(2,172,000)
Repayment of related party note payable	(280,000)	-
Advanced from insurance loan	42,663	-
Repayments to insurance loan	(17,693)	-
Proceeds from the sale of common stock	2,010,267	-
Net Cash Provided by Financing Activities	2,362,160	250,096

Net Increase in Cash	1,029,933	476,906
Cash at Beginning of Period	661,925	662,517
Cash at End of Period	$1,691,858	$1,139,423

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Conversion of related party advances to related party note payable	$460,402	$-
Purchase of inventory with digital assets	$46,140	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

BIOSCIENCE HEALTH INNOVATIONS INC (FORMALY KNOWN AS NOWTRANSIT INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

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

The Company had net income of $642,090 and positive cash provided by operating activities of $172,178 for the year ended December 31, 2025. While the Company had a net loss of $564,885 during the nine months ended September 30, 2026, they recorded accumulated deficit of $263,878, had net working capital of $2,726,135, and reported cash of $1,691,858 as of September 30, 2026, which management believes is sufficient to meet its obligations over the next year. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company determine it shall be unable to continue as a going concern.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks and any highly liquid investments with a maturity of three months or less to the extent the funds are not being held for investment purposes. As of September 30, 2026 and December 31, 2025, the Company had no cash equivalents.

The Company maintains four accounts at Wells Fargo Bank. Accounts at this institution are insured by the Federal Deposit Insurance Corporation up to $250,000. As of September 30, 2026 the Company has balances of $1,177,674 more than this limit.

Accounts Receivable and Allowance for Doubtful Accounts

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. The Company records an allowance for doubtful accounts that is based on historical trends, customer knowledge, any known disputes, and considers the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Accounts and receivables are written off against the allowance after all attempts to collect a receivable have failed. As of September 30, 2026 and December 31, 2025, the allowance for doubtful accounts was $0.

Inventory

The Company’s inventory is recognized in accordance with Accounting Standards Codification (“ASC”) 303. The Company uses the lower of cost (determined using the first-in, first-out method) or net realizable value for valuing inventories. As of September 30, 2026 and December 31, 2025, the Company had $274,443 and $336,348 of finished goods on hand, respectively. And on September 30, 2026 and December 31, 2025, the Company had $436,826 and $0 of raw materials on hand respectively.

Income Taxes

The provision for income taxes and deferred income taxes is determined using the asset and liability method. Deferred tax assets and liabilities are determined based on temporary differences between the financial carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse. On a periodic basis, the Company assesses the probability that its net deferred tax assets, if any, will be recovered. If after evaluating all of the positive and negative evidence, a conclusion is made that it is more likely than not that some portion or all of the net deferred tax assets will not be recovered, a valuation allowance is provided by a charge to tax expense to reserve the portion of the deferred tax assets which are not expected to be realized.

Revenue Recognition

The Company’s revenue is recognized in accordance with Accounting Standards Codification 606 and the Company sells products in the immune health supplement market. The Company’s performance obligation is to deliver product to customers therefore revenue is recognized once delivery occurs. Customers that are end users of the Company’s products will generally remit payment at the time of order placement, therefore payment received by the Company prior to product delivery is recorded as deferred revenue. Customers that are resellers of the Company’s products are offered credit terms and generally pay within 30-60 days. As of September 30, 2026 and December 31, 2025 deferred revenue was $1,522 and $136,590, respectively. Shipping and handling costs that occur are paid by the customer and is not recorded as revenue. The Company has a policy to provide a refund on any product returned by the customer and refunds are recorded as a reduction in revenue. Refunds have been minimal to date.

Advertising Costs

Advertising costs are expensed as incurred. During the nine months ended September 30, 2026 and 2025, the Company incurred advertising costs of $442,662 and $272,373, respectively.

Research and Development

The Company charges research and development costs to expense when incurred. During the nine months ended September 30, 2026 and 2025, the Company incurred $179,847 and $66,372 in research and development expenses, respectively.

Intangible Assets

The Company accounts for its intangible assets in accordance with ASC 350. Costs incurred to renew or extend the term of intangible assets are expensed as incurred.

	Estimated Useful Life (years)	September 30, 2026	December 31, 2025
Patents	20	$117,225	$82,887
Software	15	53,082	-
		170,307	82,887
Accumulated amortization		-	-
Net book value		$170,307	$82,887

During the nine months ended September 30, 2026 and 2025 no amortization expense was recorded as the patents were still pending. The patent costs will be amortized on a straight-line basis over its estimated useful life once the patents are granted. Software will begin amortization in October 2026 as the Company did not start using the software till the end of the quarter. The software is a closed loop AI system that the Company will utilize in interacting with customers and analysing Company data. Amortization expense of $885 is expected for the year ended December 31, 2026 and $9,400 for each year ended December 31, 2027 and beyond.

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

Impairment of Long-lived Assets

The Company applies the provisions of ASC 360, where applicable, to all long-lived assets and periodically evaluates the carrying value of long-lived assets to be held and used for impairment. Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. When long-lived assets are sold or retired, the related cost and accumulated depreciation or amortization is removed from the accounts and any gain or loss is included in the results of operations. During the nine months ended September 30, 2026 and 2025, the Company recorded no impairment expense for their long-lived assets.

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

On December 1, 2025, we entered a 15-month rental arrangement for our office and inventory space, at which time we paid for the lease in full with a single payment of $65,610. Because there were no future lease payments to be made, we recorded an ROU asset at lease commencement for the value of the prepayment of $65,610 and had no lease liability to record. Before December 1, 2025, the Company had a month-to-month rental agreement. The Company recorded rent expense of $39,366 and $12,915, during the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, the weighted average remaining lease term was 5 months.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants. As of September 30, 2026 and 2025 there were dilutive securities of 420,000 for the conversion of Series A Convertible Preferred Stock. These potentially dilutive securities were not included in the calculation of diluted net loss per common share for the three or nine months ended September 30, 2026 because they were antidilutive.  For the three and nine months ended September 30, 2026, basic and diluted weighted average common shares outstanding and net loss per common share are the same.

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

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of September 30, 2026:

	Level 1	Level 2	Level 3	Total
Operating digital assets (see Note 7)	$71	$-	$-	$71
Total Assets	$71	$-	$-	$71
Total Liabilities	$-	$-	$-	$-

Note 4 - Related Party Transactions

During the nine months ended September 30, 2025 the Company received advances of $2,422,096 from Ageless Holdings, LLC (“Holdings”), an entity owned and controlled by the Company’s members of management and board of directors, which included the purchase of $2,106,133 worth of inventory, $25,000 for services provided, and $290,693 to pay for operating expenses. The Company paid back $2,172,000 of the advances.

During the nine months ended September 30, 2026 the Company purchased $745,060 worth of inventory from Holdings, received $11,863 worth of advances from Holdings to pay for operating expenses, and paid back $150,000 of the advances. Additionally, during the first quarter of 2026 the Board of Directors decided to finalize a settlement agreement with Holdings and entered a promissory note on March 28, 2026 for $460,402, which was equal to the amount owed to them as of that date. The note carries an interest rate of 7% per annum, can be prepaid at any time without penalty, and matures on December 31, 2026. During the nine months ended September 30, 2025, repayments of $280,000 were made toward this note payable.

Note 5 – Insurance Loan

In May 2026 we received proceeds of $42,663 from a loan entered into to cover insurance premiums.  Under the terms of the loan interest is to accrue at a rate of 7.95% per annum and instalment payments of $4,423 monthly began in June 2026.  During the nine months ended September 30, 2026, we recorded $965 worth of interest on the loan.  During the nine months ended September 30, 2026, we made principal and interest payments on the loan of $17,693.

Note 6 - Equity

Common Stock

The Company has 250,000,000, $0.0001 par value shares of voting common stock authorized.

During the nine months ended September 30, 2026, the Company issued 1,048,159 shares in common stock for cash proceeds of $2,010,267.

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

As of September 30, 2026 and December 31, 2025, the Company had 12,027,217 and 10,979,058 shares of common stock issued and outstanding, respectively.

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

During the nine months ended September 30, 2026 and 2025 there were no issuances of preferred stock. As of September 30, 2026 and December 31, 2025, the Company had 140,000 shares of Series A Convertible Preferred Stock outstanding.

Note 7 – Digital Assets

The Company accounts for digital assets in accordance with ASU 2023-08, which requires entities to measure crypto assets at fair value with changes recognized in the Statement of Operations each reporting period.

The following table presents the Company’s Digital Asset holdings as of September 30, 2026:

	Quantity	Cost Basis	Fair Value
USDT	71	$71	$71
Total digital assets held as of September 30, 2026		$71	$71

The following table presents a roll-forward of total digital assets for the nine months ended September 30, 2026, based on the fair value model under ASU 2023-08:

Fair Value
Balance as of December 31, 2025	$-
Purchase of digital assets	46,230
Operating expenses paid with digital assets	(19)
Purchase of inventory with digital assets	(46,140)
Balance as of September 30, 2026	$71

Note 8 - Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through November 13, 2026, the date when the financial statements were available to be issued, to determine if they must be reported. Management of the Company determined that there are material subsequent events to be disclosed.

(A)Acquisition of Vital Core and Customer Relationship Platform

On November 5, 2026, the Company entered into a definitive agreement to acquire 100% of Vital Core, Inc. ("Vital Core"), which will operate as a wholly owned subsidiary of the Company upon closing. Vital Core develops hair-growth and scalp-care technologies utilizing proprietary formulations and Mods Max-enabled applications.

Separately, on November 5, 2026, the Company agreed to acquire a 40% ownership interest in an established customer relationship platform from Ageless Holdings, LLC ("Ageless Holdings"), a related party. The customer base consists of approximately 15,000 active peptide, health, and wellness customers. As consideration for the 40% interest, the Company agreed to issue 450,000 restricted shares of its common stock to Ageless Holdings. Solely for reference purposes based on the Company's $4.50 Regulation A offering price, the indicated transaction reference value is approximately $2,025,000; this negotiated benchmark does not represent the acquisition-date fair value to be recorded for financial reporting purposes. The Vital Core acquisition did not require the issuance of additional common shares. The related-party transaction will be documented and evaluated in accordance with the Company’s governance and SEC reporting requirements.

(B)Subsidiary Research Funding and Master Distribution Agreement

On November 6, 2026, the Company's subsidiary, Vital Core, entered into a Research Funding and Master Distributor Agreement with Rule Imports, LLC ("Rule Imports"). Under the terms of the agreement, Rule Imports committed to provide $250,000 in research and product development funding to Vital Core, payable in two equal installments of $125,000. The funding will support product development across Vital Core, Best365Labs, and other authorized Company product lines.

In addition, Vital Core appointed Rule Imports as a preferred, non-exclusive master distributor for covered product lines across its established sales channels in the peptide, health, and wellness markets. Rule Imports will receive research updates and ongoing access to research findings for product evaluation and commercial distribution planning.

The following is a pro forma consolidated balance sheet showing the balances after adjustments for the acquisition of the 40% ownership interest in the customer relationship platform and the receipt of funds from Rule Imports under Research Funding and Master Distributor Agreement.

BIOSCIENCE HEALTH INNOVATIONS, INC.

PRO FORMA PRELIMINARY CONDENSED CONSOLIDATED BALANCE SHEET

		(A)	(B)
		Acquired Customer	Deferred	Pro Forma
	September 30,	Relationship	Research	Following
	2026	Platform	Funding	Transactions
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,691,858			$1,691,858
Restricted Cash			$250,000	250,000
Accounts receivable, net	478,083			478,083
Income tax receivable	34,992			34,992
Operating digital assets	71			71
Inventory	711,269			711,269
Prepaid expense	91,378			91,378
Total current assets	3,007,651			3,257,651
Other Assets
Intangible assets	170,307	2,025,000		2,195,307
Deposits	4,400			4,400
Right -of-use asset	21,870			21,870
Total other assets	196,577			2,221,577

Total Assets	$3,204,228	$2,025,000	$250,000	$5,479,228

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$38,653			$38,653
Accrued expenses	26,201			26,201
Deferred research funding			250,000	250,000
Deferred revenue	1,522			1,522
Related party advances	8,803			8,803
Insurance loan	25,935			25,935
Note payable - related party	180,402			180,402
Total current liabilities	$281,516		$250,000	$531,515

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock: $0.0001 par value, 5,000,000 shares authorized;	-			-
Series A Convertible Preferred Stock, 1,000,000 designated, 140,000 shares issued and outstanding at September 30, 2026	14			14
Common stock: $0.0001 par value, 250,000,000 shares authorized; 12,477,217 shares issued and outstanding at September 30, 2026 pro forma adjusted	1,203	45		1,248
Additional paid-in capital, pro forma as adjusted	3,185,373	2,024,955		5,210,328
Accumulated earnings (deficit)	(263,878)			(263,878)
Total stockholders' equity (deficit)	2,922,712	2,025,000		4,947,712
Total Liabilities and Stockholders' Equity (Deficit)	$3,204,228	$2,025,000	$250,000	$5,479,228

Board Expansion in Connection with Planned Uplisting

Subsequent to September 30, 2026, BioScience Health Innovations Corp. (the “Company”) announced that two independent board member candidates, Mark Woodruff and Mark Thomas, have agreed to join the Company’s Board of Directors, with their appointments expected to become effective in connection with the Company's planned application to uplist to a senior U.S. securities exchange.

Mark Woodruff brings more than 30 years of experience in finance, investment management, and wealth advisory services. He earned a Bachelor of Science in Finance from the University of Utah in 1992 and an MBA from Brigham Young University in 1996. His professional background includes Fidelity Investments (1993–2000), Goldman Sachs (2000–2016), Alta Capital (2016–2022), and Physician Wealth Advisors (2022–present).

Mark Thomas brings more than 40 years of experience in business, sales, service, and construction, including 16 years in executive leadership. His background includes managing multimillion-dollar projects, overseeing budgets, revenue forecasting, and directing business operations. He also has an extensive history of community involvement throughout Utah.

The Company believes these prospective appointments will strengthen its corporate governance, financial oversight, and strategic leadership as it pursues a senior exchange listing. The planned appointments and potential uplisting remain subject to applicable corporate approvals, listing requirements, and other relevant conditions.

Engagement of Uplisting Advisor

Subsequent to the quarter ended September 30, 2026, BioScience Health Innovations Corp. (the “Company”) engaged Donohoe Advisory Associates LLC (www.donohoeadvisory.com) to provide strategic advisory services in connection with the Company’s pursuit of an uplisting of its common stock to a senior U.S. securities exchange. The engagement reflects the Company’s ongoing efforts to strengthen its capital markets position, enhance shareholder visibility, and pursue broader institutional investor access. There can be no assurance that the Company will satisfy applicable listing requirements or successfully complete an uplisting.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis and results of operations are based upon our accompanying financial statements for the nine months ended September 30, 2026, which have been prepared in conformity with U.S. generally accepted accounting principles, or U.S. GAAP, and which requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Note 3. Summary of Significant Accounting Policies, to the financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, describes the significant accounting policies and methods used in the preparation of the Company’s financial statements. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. These estimates are the basis for our judgments about the carrying values of assets and liabilities, which in turn may impact our reported revenue and expenses. Our actual results could differ significantly from these estimates under different assumptions or conditions.

Results Of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2026 COMPARED TO SEPTEMBER 30, 2025

Our net loss for the three months ended September 30, 2026 was $149,225 compared to a net loss of $8,782 during the three months ended September 30, 2025. The Company has generated revenue of $970,071 and $1,131,427 during the three months ended September 30, 2026 and 2025, respectively. This change is a result of adjustments in the Company’s sales channels and marketing approach due to increased competition and feedback from the marketplace on customer evolving needs and wants. The Company also had expected a significant order from a major Co-brand customer, but due to unforeseen events the order was rescheduled to a later date. Expenses incurred were operating expenses of $785,824 during the three months ended September 30, 2026, compared to $707,013 during the three months ended September 30, 2025. Expenses increased as a result of the Company applying to move from the OTC (Over-the-Counter) market to a senior exchange and an increase in marketing and social media to increase and improve our marketing strategy along with an increase in research and development. In addition, wage expenses have increased along with an increase in accounting due to an upgrade in the accounting system. Management is still confident in reaching the projected year over year growth.

NINE MONTHS ENDED SEPTEMBER 30, 2026 COMPARED TO SEPTEMBER 30, 2025

Our net loss for the nine months ended September 30, 2026 was $564,885, compared to a net income $875,720 during the nine months ended September 30, 2025. The Company has generated revenue of $2,757,381 and $4,115,960 during the nine months ended September 30, 2026 and 2025, respectively. This change is a result of adjustments in the Company’s sales channels and marketing approach due to increased competition and feedback from the marketplace on customer evolving needs and wants. The Company had expected a significant order from a major Co-brand customer, but due to unforeseen events the order was rescheduled to a later date. Operating expenses were $2,378,692 during the nine months ended September 30, 2026, compared to $1,793,134 during the nine months ended September 30, 2025. Expenses increased because of the Company applying to move from the OTC (Over-the-Counter) market to a senior exchange and an increase in marketing and social media to increase and improve our marketing strategy along with an increase in research and development. In addition, wage expenses have increased along with an increase in accounting due to an upgrade in the accounting system. Management is still confident in reaching the projected year over year growth.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2026, our total assets were $3,204,228, consisting of cash, accounts receivable, income tax receivable, digital assets, inventory, prepaid expenses, right-of-use assets, deposits, and intangible assets. The Company’s net working capital was $2,726,135 and management believes that its cash balance of $1,691,858 as of September 30, 2026 is sufficient to meet its obligations over the next year.

Cash Flows from Operating Activities

We have generated negative cash flows from operating activities. For the nine months ended September 30, 2026, net cash flows used in operating activities was $1,244,807, consisting of our net loss of $564,885 plus changes in operating activities of $679,922. For the nine months ended September 30, 2025, net cash flows providing in operating activities was $272,874, consisting of our net income of $875,720 offset by changes in operating activities of $602,846.

Cash Flows from Investing Activities

For the nine months ended September 30, 2026, we had net cash used in investing activities of $87,420 in connection with the purchase of intangible assets. For the nine months ended September 30, 2025, we had net cash used in investing activities of $46,064 in connection with the purchase of intangible assets.

Cash Flows from Financing Activities

For the nine months ended September 30, 2026, net cash flows provided by financing activities was $2,362,160, consisting of $756,923 in advances from related parties, advances from insurance loan of $42,663 and $2,010,267 of cash acquired for selling common stock, offset by repayments of related party advances of $150,000 and repayment of a related party note payable of $280,000 and repayments to insurance loan of $17,693. For the nine months ended September 30, 2025, net cash flows provided by financing activities was $250,096, consisting of advances from related parties of $2,422,096 offset by repayments to related parties of $2,172,000.

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

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1. Executive Overview — Building a Cellular-Wellness and Delivery-Technology Platform

BioScience Health Innovations, Inc. (the “Company,” “BHIC,” “we” or “our”), through Best 365 Labs, is pursuing a business strategy built around differentiated consumer-health products and the potential commercialization of proprietary delivery technology. Management believes that MODS Max, a patent-pending stabilized aqueous mineral-oxide formulation system, represents a principal long-term strategic opportunity. The objective is to build both a commercially productive product portfolio and, subject to independent validation and market acceptance, a delivery platform that unrelated businesses may pay to incorporate or license.

Our “Ground Zero” cellular-wellness approach emphasizes products positioned around mitochondrial and foundational wellness. MODS Max is intended to serve as common formulation infrastructure across multiple compatible products, rather than a separate active ingredient. Management believes this model may provide additional sources of revenue beyond sales of individual products; those sources have not yet been established.

During 2026 management has devoted significant leadership attention and operating resources to supply-chain qualification, formulation and intellectual-property development, technical documentation, accounting infrastructure, and preparation for prospective strategic partners. These efforts have competed with time and resources available to near-term sales initiatives. Management considers this allocation a deliberate strategic priority, including in connection with its objective of improving readiness for a potential senior-exchange uplisting.

2. MODS Max — Our Core Strategic Technology

2.1 Technology and proposed mechanism

MODS Max is described in Company technical materials as a proprietary, stabilized aqueous mineral-oxide system intended for incorporation into selected sublingual, nasal and other formulations. Its value proposition relates to proprietary composition, processing, stabilization, formulation experience and possible effects on delivery of compatible active ingredients. Certain elements are the subject of pending patent applications; other details are maintained as confidential know-how. Patent applications do not assure patent issuance, breadth or enforceability.

The Company’s proposed technical hypothesis involves redox-associated interactions at biological interfaces and possible effects on epithelial transport. These mechanisms have not been established for MODS Max in controlled, independently reproducible human studies across the contemplated routes. No general absorption multiplier is asserted. Commercial use or formulation stability does not independently establish enhanced absorption.

2.2 Commercial deployment and operational validation

Company materials describe the incorporation of MODS Max into more than 30 formulations across cellular wellness, mitochondrial support, sleep, recovery and hormone-related product categories. Commercial liquid and nasal applications provide practical experience in formulation, manufacturing, product-specific stability, quality testing, distribution and customer adoption. Selected formulations have internal real-time stability observations extending beyond 12 months, subject to the tested products and conditions.

Management also considers its owned product lines and co-branded formulations important commercial reference applications for prospective third-party partners. Such experience constitutes operational and commercial deployment, not proof that MODS Max independently improves bioavailability or clinical outcomes. Independent route- and payload-specific studies remain necessary.

2.3 Routes and formats

Sublingual liquids	Commercial experience; selected compact-volume formulations.
Nasal sprays	Commercial formulations; nasal compatibility, safety and pharmacokinetic performance require product-specific evaluation.
Topical and scalp	Development opportunity; clinical performance and skin transport not independently validated.
Swallowed oral	Development opportunity; sublingual observations do not establish GI delivery.
Liquid-filled capsules	Prospective formulation opportunity, contingent on stability and compatibility.
Dry powders and stick packs	Prospective format and licensing opportunity; drying feasibility and performance unproven.

3. Intellectual Property and Competitive Position

The Company intends to differentiate through a combination of pending patent applications, proprietary formulation and stabilization methods, confidential technical know-how, manufacturing experience and, ultimately, measurable delivery performance. MODS Max competes for commercial relevance with established liposomal, lipid-based, nasal absorption-enhancement and oral-delivery technologies. These technologies illustrate the quality of evidence that sophisticated partners may require; they do not validate MODS Max by analogy. Freedom-to-operate analyses, patent prosecution and commercial claim scope remain important development considerations.

4. Scientific and Regulatory Validation

Management views a sequenced validation program as important to reducing technical and commercial uncertainty: (i) independent chemical characterization of the input and finished formulations, including relevant reactive constituents and degradation products; (ii) ingredient- and route-specific safety and regulatory assessments; (iii) controlled matched-formulation transport studies; and (iv) pharmacokinetic and other human research where justified and authorized. No performance study should be interpreted as establishing safety or lawful use for other products or routes.

A 2026 retrospective case series involving 15 men using a sublingual enclomiphene formulation incorporating a mineral-oxide system reported an increase in mean testosterone from approximately 347 ng/dL to 805 ng/dL at 60 days and no serious adverse events in the reported group. The study was small, uncontrolled and did not include an enclomiphene-only comparison. It therefore cannot isolate the independent contribution of MODS Max and does not establish the platform’s comparative delivery benefit or comprehensive safety.

The Company is evaluating nasal and peptide-related possibilities, but has not demonstrated injection-equivalent exposure, direct nose-to-brain delivery, or route-wide peptide bioavailability. Product-specific toxicology, analytical methods and applicable regulatory requirements are material prerequisites to any broader pharmaceutical applications.

5. Markets and Product Applications

Current and prospective applications include cellular and NAD-related wellness, mitochondrial-support products, hormone-related formulations, metabolic and GLP-1-adjacent wellness, menopause-related products, selected peptide-related research, skincare and hair/scalp products. Market participation is subject to distinct competitive and regulatory conditions. References to large adjacent pharmaceutical or consumer markets do not establish the Company’s addressable share or the economic value of MODS Max. In particular, potential benefits in weight loss, hormone therapy or peptide administration require product-specific substantiation and appropriate legal pathways.

The Company’s portfolio strategy emphasizes using current formulations to generate product revenue and provide practical development experience while identifying applications in which future technical validation and partner demand may support a separate licensing opportunity.

6. Commercial Strategy — From Owned Products to External Adoption

The current primary economic model is the sale of Company-owned products through direct-to-consumer, wholesale, clinical and other distribution relationships, together with selected co-branded applications. These products may support cash generation, customer learning, manufacturing repeatability and potential partner references.

The longer-term model under evaluation is adoption by unrelated commercial partners. Subject to demonstrated technical usefulness and acceptable commercial terms, this could include technology-access fees, formulation services, input or finished-product supply, field-specific licenses, development milestones and royalties. Licensing is not automatically recurring or high-margin; economics depend on the rights granted, technical support, contractual obligations, partner demand and ongoing costs. No completed arm’s-length third-party MODS Max license has been established in the materials supporting this draft.

Management believes that a paid, independently negotiated third-party technology agreement would represent an important transition: evidence that a business outside BHIC values MODS Max sufficiently to commit commercial resources. The Company’s long-term objective is not simply to sell more products incorporating MODS Max, but to create opportunities to participate economically in products developed, financed and sold by third parties.

7. Valuation Perspective — One Platform, Multiple Potential Revenue Models

Management considers MODS Max a potential multi-application technology asset rather than solely an ingredient supporting individual consumer products. The Company does not believe its value can be established by adding together market-size estimates for all prospective categories, and does not equate prospective opportunities with realized financial value.

A disciplined evaluation would consider incremental operating contribution from existing technology-enabled products, strength of intellectual-property rights, reproducible technical evidence, safety and regulatory feasibility, development costs, partner demand, observed licensing terms, and risk-adjusted future cash flows. Any enterprise valuation must avoid double counting product operating cash flows and related technology benefits.

The Company has not obtained an independent appraisal of MODS Max. Capitalized patent costs of $109,845 shown in the working financial notes reflect accounting cost rather than an estimate of the platform’s fair market value; this amount and the applicable reporting period must be reconciled before filing. The Company does not assert a current technology value, valuation multiple or stock-price target in this MD&A.

7.1 Potential value-inflection stages

Current product commercialization	Evidence of formulation, manufacturing and distribution feasibility, but not controlled comparative delivery advantage.
Independent chemistry, safety and performance studies	May reduce technical and regulatory uncertainty for defined formulations.
Arm’s-length outside technology agreement	Could provide observable willingness-to-pay and contract-based economic evidence.
Repeated licensing and contractual royalties	Could establish scalable, recurring economics if commercially successful.
Validated solid formats and pharmaceutical development	Potential longer-term opportunity requiring additional research, capital and regulatory work.

8. Priority Development Milestones

Management’s proposed milestones are: independent chemical characterization and route-specific risk assessment; matched active-with/without-MODS Max performance testing; selected nasal and peptide investigations where legally and scientifically appropriate; capsule and dry-format feasibility; pursuit of an initial arm’s-length external licensing or funded-development arrangement; and, only if warranted, exploration of pharmaceutical development partnerships. The sequence, timing and capital requirements will depend on findings, management decisions and available resources. No milestone is assured.

9. Clinical, Technical and Commercial Relationships

Company advisory and commercial relationships have supported product formulation, education and distribution initiatives. Management intends to use qualified independent laboratories and appropriate scientific advisors to build an evidence base suitable for external evaluation. Medical relationships and publications do not substitute for controlled comparative studies. The Company may pursue technology and co-brand relationships subject to verified contractual status, scope, financial terms and regulatory requirements.

10. Operating Infrastructure and Strategic Resource Allocation

The Company has described a deliberate operational transition involving separation from a prior affiliated supply arrangement, supplier qualification, product-portfolio repositioning, development of quality systems, and a NetSuite accounting and inventory upgrade. Management believes these activities are intended to improve scalability, margin visibility, inventory accuracy and public-company readiness. Their financial benefits remain subject to execution and measurable results.

Preparatory activities concerning MODS Max—including intellectual-property work, development of technical documentation, identification of analytical needs and potential partner readiness—have required meaningful management time, energy and operating resources. Management has prioritized this work because it believes a successfully validated and adopted platform could offer a broader set of commercial revenue models than individual branded products alone.

11. Results of Operations — Reconciliation Required

Three Months Ended September 30, 2026 versus 2025

Our net loss for the three months ended September 30, 2026 was $149,225 compared to a net loss of $8,782 during the three months ended September 30, 2025. The Company has generated revenue of $970,071 and $1,131,427 during the three months ended September 30, 2026 and 2025, respectively. This change is a result of adjustments in the Company’s sales channels and marketing approach due to increased competition and feedback from the marketplace on customer evolving needs and wants. The Company also had expected a significant order from a major Co-brand customer, but due to unforeseen events the order was rescheduled to a later date. Expenses incurred were operating expenses of $785,824 during the three months ended September 30, 2026, compared to $707,013 during the three months ended September 30, 2025. Expenses increased as a result of the Company applying to move from the OTC (Over-the-Counter) market to a senior exchange and an increase in marketing and social media to increase and improve our marketing strategy along with an increase in research and development. In addition, wage expenses have increased along with an increase in accounting due to an upgrade in the accounting system. Management is still confident in reaching the projected year over year growth.

Nine Months Ended September 30, 2026 versus 2025

Our net loss for the nine months ended September 30, 2026 was $564,885, compared to a net income $875,720 during the nine months ended September 30, 2025. The Company has generated revenue of $2,757,381 and $4,115,960 during the nine months ended September 30, 2026 and 2025, respectively. This change is a result of adjustments in the Company’s sales channels and marketing approach due to increased competition and feedback from the marketplace on customer evolving needs and wants. The Company had expected a significant order from a major Co-brand customer, but due to unforeseen events the order was rescheduled to a later date. Operating expenses were $2,378,692 during the nine months ended September 30, 2026, compared to $1,793,134 during the nine months ended September 30, 2025. Expenses increased because of the Company applying to move from the OTC (Over-the-Counter) market to a senior exchange and an increase in marketing and social media to increase and improve our marketing strategy along with an increase in research and development. In addition, wage expenses have increased along with an increase in accounting due to an upgrade in the accounting system. Management is still confident in reaching the projected year over year growth.

Management acknowledges that the reported year-over-year revenue decline, once verified, is a material measure of current-period operating performance. Relevant causes include changes in sales and distribution strategies, supplier and operating transitions, the time and resources devoted to technology and infrastructure preparation, and the timing of anticipated distribution opportunities. The Company should quantify each cause to the extent material and supported by its records.

Management further reports that several distribution opportunities originally expected to contribute in 2026 have been delayed, with certain anticipated launches or orders now targeted for 2027. The final filing should distinguish signed arrangements from discussions or nonbinding opportunities and explain material terms and any reasonably known effect on results. Revenue in 2027 is not assured.

12. Liquidity and Capital Resources

As of September 30, 2026, our total assets were $3,204,228, consisting of cash, accounts receivable, income tax receivable, digital assets, inventory, prepaid expenses, right-of-use assets, deposits, and intangible assets. The Company’s net working capital was $2,726,135 and management believes that its cash balance of $1,691,858 as of September 30, 2026 is sufficient to meet its obligations over the next year.

Cash Flows from Operating Activities

We have generated negative cash flows from operating activities. For the nine months ended September 30, 2026, net cash flows used in operating activities was $1,244,807, consisting of our net loss of $564,885 plus changes in operating activities of $679,922. For the nine months ended September 30, 2025, net cash flows providing in operating activities was $272,874, consisting of our net income of $875,720 offset by changes in operating activities of $602,846.

Cash Flows from Investing Activities

For the nine months ended September 30, 2026, we had net cash used in investing activities of $87,420 in connection with the purchase of intangible assets. For the nine months ended September 30, 2025, we had net cash used in investing activities of $46,064 in connection with the purchase of intangible assets.

Cash Flows from Financing Activities

For the nine months ended September 30, 2026, net cash flows provided by financing activities was $2,362,160, consisting of $756,923 in advances from related parties, advances from insurance loan of $42,663 and $2,010,267 of cash acquired for selling common stock, offset by repayments of related party advances of $150,000 and repayment of a related party note payable of $280,000 and repayments to insurance loan of $17,693. For the nine months ended September 30, 2025, net cash flows provided by financing activities was $250,096, consisting of advances from related parties of $2,422,096 offset by repayments to related parties of $2,172,000.

Technology development may require additional spending on analytical testing, independent toxicology, regulatory review, clinical studies, patent prosecution and partner qualification. The Company intends to prioritize development investments based on available financing, findings and commercial relevance. Financing and any associated dilution or debt obligations must be evaluated in connection with the Company’s broader operating needs.

13. Capital Markets and Senior-Exchange Preparation

Management has undertaken initiatives intended to strengthen accounting and inventory systems, governance, shareholder access and potential senior-exchange readiness. The Company has described Regulation A financing activity and engagement of advisors concerning an uplisting. Completion of an exchange listing is subject to applicable requirements and does not assure improved liquidity, a higher trading price or funding availability.

The working filing also describes material weaknesses in disclosure controls and financial reporting controls. Management should align any discussion of operational and institutional readiness with the status of its control-remediation plan and the Company’s actual financial-reporting capability.

14. Outlook — Strategic Transformation and Long-Term Shareholder-Value Creation

2026: Building the Foundation for Long-Term Growth

Management views 2026 as an important period of strategic transformation. Although reported revenue has declined year over year, subject to reconciliation of the finalized financial statements, management believes current-period financial performance does not fully describe the Company’s efforts to expand its technological and commercial capabilities. During the period, management deliberately devoted substantial leadership attention and resources to MODS Max, including formulation work, intellectual-property development, technical documentation, supplier qualification, and preparation for potential independent evaluation and strategic partnerships.

These initiatives have competed with resources that otherwise could have been deployed toward near-term sales and distribution activities. Management views this priority as consistent with its objective of creating a business with both ongoing product revenue and potential technology-related revenue streams. The Company cannot establish that this allocation will produce an offsetting financial benefit.

Owned Products and Co-Branded Applications as the First Commercial Foundation

The Company’s own product lines and co-branded applications are important to the MODS Max development story. They demonstrate practical incorporation of the platform into multiple commercial formulations and provide operational evidence regarding product development, manufacturing, selected product stability, distribution and consumer adoption. Management views this experience as the first stage of commercial deployment and as potential reference applications for prospective partners.

This experience should not be confused with independent demonstration of improved absorption or clinical efficacy attributable to MODS Max. Management intends to distinguish operational commercialization from subsequent technical validation and independent economic adoption.

Deliberate Investment in Technology and Institutional Readiness

Management believes preparation of MODS Max for further scientific evaluation and partner review is strategically important. The work has taken significant time, effort and operating resources, in parallel with investments intended to strengthen accounting systems, supplier relationships and public-company infrastructure. Management considers these actions relevant to the Company’s potential senior-exchange objectives, while recognizing that uplisting depends on separate exchange, market, governance and regulatory conditions and is not assured.

Distribution Opportunities Moving Into 2027

Several distribution initiatives that management previously anticipated would generate revenue in 2026 have been delayed, with certain expected commercial launches or orders now anticipated in 2027. Management continues to pursue these opportunities, but future launches, orders and revenue depend on counterparty decisions, executed agreements, product readiness and other conditions. There can be no assurance that the anticipated business will commence in 2027 or generate the revenue originally contemplated.

These timing changes provide context for operating results, but do not eliminate the importance of addressing the current revenue decline or achieving sustainable profitability and positive cash flow.

Three Stages of MODS Max Value Development

Management evaluates progress through three distinct stages: (1) commercial deployment in owned and co-branded products; (2) independent technical validation, including chemical, safety and controlled comparative delivery evidence; and (3) independent economic validation through arm’s-length paying third-party relationships. The Company has experience in the first stage, is developing a program for the second and has not established the third as a recurring revenue model.

Our Long-Term Shareholder-Value Perspective

Management believes the most important potential opportunity is not simply to sell additional products powered by MODS Max. It is to establish MODS Max as an independently validated, commercially adopted delivery technology that unrelated businesses are willing to pay to access, incorporate and license.

If achieved, this transition could allow BHIC to participate in selected products developed, financed, manufactured and sold by other businesses and could provide additional contractual revenue models beyond sales of Company-owned brands. Management believes its 2026 development activities have expanded the potential pathways available for pursuing that objective. This does not establish an increase in fair market value, and the Company has not independently quantified an increase in MODS Max’s value or demonstrated that future opportunities will generate incremental cash flow.

The long-term financial impact remains contingent on technical results, legal and regulatory feasibility, effective intellectual-property protection, partner demand, financing, and operating execution. Management remains focused on improving underlying product performance and advancing the platform through objective validation and commercial milestones.

15. Forward-Looking Statements and Material Uncertainties

Statements concerning MODS Max performance, future products and routes, research, distribution launches, strategic partnerships, licensing, future results, platform value, financing and an exchange uplisting are forward-looking and involve uncertainties. Actual outcomes may differ materially. Commercial use, patent-pending status, preliminary human observations and internally prepared strategic analyses do not establish independently verified delivery performance, regulatory authorization, an appraisal of the technology or any future value of the Company’s common stock. The Company’s applicable risk disclosures and finalized financial statements should be considered with this discussion.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2026 (the “Evaluation Date”), the Company’s management evaluated, with participation of its principal executive officer, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Company’s principal executive officer concluded that the Company’s disclosure controls and procedures were ineffective as of September 30, 2026.

Management assessed the effectiveness of its internal control over financial reporting as of the Evaluation Date based on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. The material weaknesses identified during management’s assessment were (i) a lack of sufficient internal accounting resources; (ii) a lack of segregation of duties to ensure adequate review of financial statement preparation, (iii) lack of an independent board of directors or audit committee, and (iv) lack of written documentation of our internal control policies and procedures. In light of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting at the Evaluation Date. We plan to rectify these weaknesses by establishing written policies and procedures for our internal control of financial reporting and hiring additional accounting personnel at such time as we raise sufficient capital to do so. There were no changes in controls during the quarter ended September 30, 2026.

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

Item 2. Unregistered Sales Of Equity Securities and Use Of Proceeds

During the nine months ended September 30, 2026, the Company issued 1,048,159 shares in common stock for cash proceeds of $2,010,267.

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

BioScience Health Innovations Inc.

Dated: November 13, 2026	By:	/s/ Darren Lopez
Darren Lopez
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Darren Lopez	Principal Executive Officer and Director	November 13, 2026
Darren Lopez